Form 10-Q
period 1995-03-31
PROFESSIONAL BANCORP INC
filed 1995-05-15
CIK 700914

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1995                 COMMISSION FILE NO. 0-11223

                           PROFESSIONAL BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 PENNSYLVANIA                                    95-3701137
        (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

         606 BROADWAY, SANTA MONICA CA                              90401
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 458-1521

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X No      .
                                          ---       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK, $.008 PAR VALUE                      1,131,859
                     Class                        Outstanding on March 31, 1995

===============================================================================

                                     INDEX

                                                                                        PAGE
                                                                                        ----
                              PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements
  Consolidated Balance Sheets at March 31, 1995 and December 31, 1994.................    1
  Consolidated Statements of Operations for the three months ended March 31, 1995 and
     1994.............................................................................    2
  Consolidated Statement of Cash Flows for the three months ended March 31, 1995......    3
  Notes to Consolidated Financial Statements..........................................    4

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of
  Operations..........................................................................    6

                                PART II -- OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8K.............................................   11
Exhibit 11

PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                      PROFESSIONAL BANCORP AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                 MARCH 31, 1995   DECEMBER 31, 1994
                                                                 --------------   -----------------
Cash and due from banks:
  Noninterest bearing..........................................   $ 22,662,735      $  26,602,778
  Interest bearing.............................................         41,679             30,411
Federal funds sold.............................................     31,100,000         10,500,000
                                                                 --------------   -----------------
Cash and cash equivalents......................................     53,804,414         37,133,189
Held-to-maturity securities (market value of $115,143,000 and
  $111,868,000, respectively)..................................    118,742,079        120,734,590
Loans, net of allowance for loan losses of $1,019,000 and
  $983,000, respectively.......................................     98,791,686        102,679,810
                                                                 --------------   -----------------
Securities available-for-sale (market value of $37,346,000 and
  $47,003,000, respectively)...................................     37,323,238         47,790,359
  Less: Valuation of securities available-for-sale.............         23,243           (787,438)
                                                                 --------------   -----------------
  Net securities available-for-sale............................     37,346,481         47,002,921
Premises and equipment, net....................................      1,624,546          1,648,731
Accrued interest receivable and other assets...................      5,491,180          5,805,579
                                                                 --------------   -----------------
          Total................................................   $315,800,386      $ 315,004,820
                                                                  ============     ==============

                                            LIABILITIES
Deposits:
  Demand, non-interest bearing.................................    101,076,315        115,198,311
  Demand, interest-bearing.....................................     15,681,119         16,797,279
  Savings and money market.....................................    110,851,802        107,674,530
  Time certificates of deposit.................................     65,606,382         53,961,138
                                                                 --------------   -----------------
Total deposits.................................................    293,215,618        293,631,258
Convertible Notes..............................................      4,797,685          4,770,984
Accrued interest payable and other liabilities.................      1,375,760          1,170,460
                                                                 --------------   -----------------
Total liabilities..............................................    299,389,063        299,572,702
Shareholders' equity:
Common stock, $.008 par value; 12,500,000 shares authorized;
  1,131,859 issued and outstanding.............................         10,379             10,379
Additional paid-in capital.....................................     11,322,468         11,322,468
Retained earnings..............................................      6,057,552          5,554,540
Treasury stock (165,455 and 81,000) and shares subject to
  repurchase
  (0 and 84,455)...............................................       (992,729)          (992,729)
Valuation of securities available-for-sale, net................         13,653           (462,540)
                                                                 --------------   -----------------
Total shareholders' equity.....................................     16,411,323         15,432,118
                                                                 --------------   -----------------
          Total................................................   $315,800,386      $ 315,432,118
                                                                  ============     ==============

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        THREE MONTH PERIODS
                                                                          ENDED MARCH 31,
                                                                      -----------------------
                                                                        1995          1994
                                                                      ---------     ---------
INTEREST INCOME:
Loans (including fees)..............................................  $2,327,264    $2,320,884
Investment securities...............................................  2,593,032     1,438,144
Federal funds sold and securities purchased under agreements to
  resell............................................................    130,368        27,264
Interest bearing deposits in other banks............................         --            --
                                                                      ---------     ---------
TOTAL INTEREST INCOME...............................................  5,050,664     3,786,292
INTEREST EXPENSE:
Deposits............................................................  1,142,260       710,002
Convertible notes...................................................    122,188            --
Federal funds purchased and securities sold under agreement to
  repurchase........................................................    183,549       101,636
Stock repurchase agreement..........................................         --        33,627
                                                                      ---------     ---------
TOTAL INTEREST EXPENSE..............................................  1,447,997       845,265
                                                                      ---------     ---------
NET INTEREST INCOME.................................................  3,602,667     2,941,027
Less: Provision for loan losses.....................................    (62,000)      (80,000)
                                                                      ---------     ---------
Net interest income after provision for loan losses.................  3,540,667     2,861,027
OTHER OPERATING INCOME:
Securities transactions -- net:
  Available-for-sale................................................     25,732         6,517
  Trading...........................................................         --      (180,260)
Merchant discount...................................................     48,988        63,095
Mortgage banking fees...............................................      3,400        44,112
Service charges on deposits.........................................    153,020       141,717
Other income........................................................    122,118       121,688
                                                                      ---------     ---------
TOTAL OTHER OPERATING INCOME........................................    353,258       196,869
                                                                      ---------     ---------
OTHER OPERATING EXPENSES:
Salaries and employee benefits......................................  1,525,703     1,282,114
Occupancy...........................................................    343,083       352,277
Professional services...............................................    183,298       183,551
Legal fees..........................................................    161,991       166,655
FDIC assessment.....................................................    154,628       152,416
Furniture and equipment.............................................    143,206       123,575
Other assessment....................................................     70,519        57,422
Telephone...........................................................     59,536        51,740
Office supplies.....................................................     59,231        50,860
Termination of caps on interest rate contract.......................         --       352,040
Other expense.......................................................    374,419       377,815
                                                                      ---------     ---------
TOTAL OTHER OPERATING EXPENSES......................................  3,075,614     3,150,465
                                                                      ---------     ---------
Income before taxes.................................................    818,311       (92,569)
Provision for income taxes..........................................    315,300       (37,951)
                                                                      ---------     ---------
NET INCOME..........................................................  $ 503,011     $ (54,618)
                                                                      =========     =========
Earnings per share:
  Primary...........................................................  $    0.34     $    0.00
  Fully Diluted.....................................................  $    0.32     $    0.00

                      PROFESSIONAL BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTH PERIODS ENDED
                                                                           MARCH 31,
                                                                -------------------------------
                                                                    1995               1994
                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)...........................................  $    503,011       $    (54,618)
  Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
       Depreciation and amortization..........................       129,923            120,902
       Provision for loan losses..............................        62,000             80,000
       Valuation of interest rate exchange agreement..........            --            352,040
       Credit for deferred taxes..............................            --            (74,183)
       Gain on securities available-for-sale..................       (25,733)            (6,517)
       Gain on trading securities.............................            --            (11,347)
       Decrease in deferred loan fees, net....................       (12,108)           (10,350)
       Purchases of trading account securities................            --         (8,897,969)
       Sales of trading account securities....................            --          6,731,116
       Valuation of trading account securities................            --            191,637
       Amortization of convertible note expense...............        26,701                 --
       Amortization of interest on stock repurchase
          agreement...........................................            --             33,627
       Decrease (Increase) in accrued interest receivable and
          other assets........................................       (20,088)          (392,453)
       Increase (Decrease) in accrued interest payable and
          other liabilities...................................       205,300           (621,249)
       Net amortization of premiums and discounts on
          securities
          held-to-maturity....................................         2,457            249,184
       Net amortization of premiums and discounts on
          securities available-for-sale.......................      (148,507)             1,192
                                                                ------------       ------------
  Net cash provided (used) by operating activities............       722,956         (2,308,988)
                                                                ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities held-to-maturity.....     1,990,054          4,644,734
  Proceeds from maturities of securities available-for-sale...       616,208            149,620
  Proceeds from sales of securities available-for-sale........    10,025,153          4,940,442
  Purchases of assets available-for-sale......................            --         (5,000,000)
  Principal disbursed on loans, net...........................     3,838,232          4,617,989
  Purchase of bank premises and equipment, net................      (105,738)           113,598
                                                                ------------       ------------
  Net cash provided by investing activities...................    16,363,909          9,466,383
                                                                ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits and savings accounts........   (12,060,884)       (12,528,236)
  Net proceeds from issuing certificates of deposit...........    11,645,244          1,717,911
  Net proceeds from repurchase agreements.....................            --          6,880,000
  Other.......................................................            --              4,953
                                                                ------------       ------------
  Net cash used by financing activities.......................      (415,640)        (3,925,372)
                                                                ------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....................    16,671,225          3,232,023
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................    37,133,189         32,911,337
                                                                ------------       ------------
CASH AND CASH EQUIVALENTS, MARCH 31,..........................  $ 53,804,414       $ 36,143,360
                                                                ============       ============
Supplemental disclosure of noncash items:
  Valuation of securities available-for-sale..................  $     13,653       $         --

                 See notes to consolidated financial statements

                      PROFESSIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

     The unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not include all footnotes normally required for complete financial disclosure. While Professional Bancorp, Inc. (the "Company") believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The accompanying consolidated balance sheets, statements of operations and statement of cash flows reflect all material adjustments necessary for fair presentation for the Company's financial position of March 31, 1995 and December 31, 1994 and the results of operations for the three months ended March 31, 1995 and 1994. All such adjustments are of a normal recurring nature.

NOTE 2 -- EARNINGS PER SHARE

     Earnings per share are based on the number of common shares outstanding during each year and the assumed exercise of dilutive employee stock options (less the number of treasury shares assumed to be purchased using the average market price of the Company's common stock). Earnings per share for the three month periods ending March 31, 1995 and 1994 are based on the modified treasury stock method. The modified treasury stock method counts all outstanding warrants and stock options as outstanding and then assumes the proceeds are used to repurchase up to 20% of the outstanding shares at the average market price for the period. The remaining proceeds are then assumed to be invested in U.S. Treasury securities yielding 6.0% for the three months ended March 31, 1995 and 1994. Primary earnings per share are based upon 1,638,776 and 1,711,340 shares for the three months ended March 31, 1995 and 1994, respectively. Fully diluted earnings per share are based upon 2,049,490 and 1,711,340 shares for the three months ended March 31, 1995 and 1994, respectively. Common shares exclude 81,000 of weighted average treasury shares for 1994.

NOTE 3 -- INTEREST RATE EXCHANGE AGREEMENTS

     In November 1993, First Professional Bank (the "Bank") entered into an interest rate exchange agreement with an investment banking institution for a notional (principal) amount of $15,000,000. The effective date of the swap was May 26, 1994 and covers a period of five years. Under the terms of the basic swap, the Company's subsidiary, First Professional Bank, N.A., would pay a rate of prime less 190 basis points while receiving the three month London Interbank Offering Rate (LIBOR). The swap originally included limits or caps on the three month LIBOR to be received by the Bank, requiring mark-to-market accounting with unrealized gains or losses included in earnings. These limits or caps were discontinued during the second quarter of 1994 and the Bank recorded a pre-tax loss of $385,000. Of this loss, $352,000 was recognized during the first quarter of 1994, with the remaining $33,000 recognized during the second quarter.

NOTE 4 -- LOANS AND THE RELATED ALLOWANCE FOR LOAN LOSSES

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114 ("Statement No. 114"). Under the provisions of Statement No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Statement No. 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating a valuation allowance with a corresponding charge to provision for loan losses expense. This statement also applies to restructured loans and

                      PROFESSIONAL BANCORP AND SUBSIDIARY
changes the definition of in-substance foreclosures to apply only to loans where the creditor has taken physical possession of the borrower's assets.

     In October 1994, the FASB issued Statement No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures, that amends Statement 114 and eliminates its provisions regarding how a creditor should report income on an impaired loan. As a result of the amendment, creditors may now continue to use existing methods for recognizing income on impaired loans including methods that are required by certain banking regulators.

     The Company adopted Statements 114 and 118 on January 1, 1995.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company posted earnings of 503,000 during the first three months of 1995 compared to a loss of $55,000 during the first three months of 1994. The first quarter of 1995 included a gain from securities transactions of $26,000 while the first quarter of 1994 included a loss from securities transactions of $174,000 and a negative mark-to-market valuation of an interest rate swap structure of $352,000 (see Note 3). Pre-tax earnings excluding securities transactions and the swap valuation totaled $793,000 for the first quarter of 1995 compared to $433,000 for the first quarter of 1994.

     Deposits have historically declined during the first quarter and decreased 0.1% to $293.2 million at March 31, 1995 compared to $293.6 million at December 31, 1994. However, deposits were higher at March 31, 1995 by 27.3% or $62.9 million compared to March 31, 1994. Savings and money market accounts continued to represent the largest category of deposits comprising 37.8% of total deposits at March 31, 1995 compared to 36.7% at December 31, 1994 and 42.9% at March 31, 1994. Time certificates of deposit (TCD's) comprised 22.4% of deposits at March 31, 1995 compared to 18.4% at December 31, 1994 and 13.3% of deposits at March 31, 1994. Noninterest bearing deposits continued to form a solid deposit base comprising 34.5% of deposits at March 31, 1995 compared to 39.2% at December 31, 1994 and 38.0% at March 31, 1994.

     The Company continued to experience a low level of loan demand as gross loans totaled $99,910,000 at March 31, 1995 compared to $103,745,000 at December 31, 1994 for an annual rate of decline of 15%. The decrease was due primarily to a decrease in commercial loans. Management expects minimal loan demand during the second quarter of 1995.

     The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio:

                                                   MARCH 31,                   DECEMBER 31,
                                             ----------------------       -----------------------
                                                      1995                         1994
                                             ----------------------       -----------------------
                                             AMOUNT      PERCENTAGE        AMOUNT      PERCENTAGE
                                             -------     ----------       --------     ----------
                                                            (AMOUNTS IN THOUSANDS)
    Commercial.............................  $78,330         78.4%        $ 83,239         80.2%
    Real estate secured
      Commercial...........................    9,945         10.0            8,863          8.6
                                             -------        -----         --------        -----
              Subtotal.....................   88,275         88.4           92,102         88.8
    Equity lines of credit.................    7,229          7.2            7,195          6.9
    Installment............................    2,008          2.0            2,119          2.1
    Other lines of credit..................    2,155          2.2            2,072          2.0
    Lease financing........................      214          0.2              257          0.2
                                             -------        -----         --------        -----
              Total........................  $99,881        100.0%        $103,745        100.0%

     The Bank does not originate mortgage loans or accept trust deeds on property outside the State of California as primary collateral for a loan. At March 31, 1995, nonperforming loans (loans put on nonaccrual status) totaled $2,609,000 or 2.61% of total loans. At December 31, 1994, nonperforming loans totaled $2,663,000 or 2.57% of total loans. At March 31, 1995, nonperforming assets (nonperforming loans plus Other Real Estate Owned) totaled $2,715,000 or .86% of total assets and 2.72% of total loans. At December 31, 1994, nonperforming assets totaled $2,769,000 or .88% of total assets and 2.67% of total loans. Additionally, accruing loans 90 days or more past due increased to $1,497,000 at March 31, 1995 compared to $964,000 at December 31, 1994. The increase was due primarily to delays in loan documentation for loan renewals.

     The Company implemented Statement of Financial Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (Statement 114) and Statement of Financial Standards No. 118 "Accounting by Creditors for Impairment of a
Loan -- Income Recognition and Disclosures" (Statement 118) effective January 1, 1995. Under the provisions of Statement 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Statement 114 requires creditors to measure impairment of a loan based on the present value of future cash flows discounted at the loan's effective interest rate (or, alternatively, the observable market price of the loan or the fair value of the collateral). If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by recording a valuation allowance with a corresponding charge to bad debt expense. This statement also applies to restructured loans and eliminates the requirement to classify loans that are in-substance foreclosures as foreclosed assets except for loans where the creditor has physical possession of the underlying collateral but not legal title. Statement No. 118 amended Statement 114 and eliminated its provisions regarding how a creditor should report income on an impaired loan. As a result of the amendment, creditors may now continue to use existing methods for recognizing income on impaired loans, including methods that are required by certain banking regulators. Statement 118 also clarified the disclosure requirements of Statement 114. The adoption of Statement 114, as amended by Statement 118, had no material impact on the Company's consolidated financial statements as the Company's existing policy of measuring loan impairment is consistent with methods prescribed in these standards.

     For the Company, impaired loans generally include loans classified as nonaccrual and troubled debt restructurings. At March 31, 1995, the Company had no troubled debt restructurings.

     The Company had approximately $2.6 million in impaired loans as of March 31, 1995. The carrying value of impaired loans for which there is a related allowance for credit losses was $743,000, with the amount of allowance for credit losses allocated to these loans of $366,000. There were $1,857,000 in impaired loans for which there was no related allowance for credit losses. The average recorded investment in impaired loans during the first three months of 1995 was $2.6 million with no interest income recorded during the period.

     The Bank continued to actively manage its liquidity and on March 31, 1995, the Bank sold $31.1 million in Federal funds. In addition, at March 31, 1995 the Bank had approximately $37.3 million market value available in the Bank's Assets available-for-sale account.

     The Office of the Comptroller of the Currency (the "OCC"), the Bank's primary regulator, has established minimum leverage ratio guidelines for national banks. These guidelines provide for a minimum Tier 1 capital leverage ratio (Tier 1 capital to adjusted total assets less goodwill) of 3.0 percent for national banks that meet certain specified criteria, including having the highest regulatory rating. All other national banks will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0 percent plus an additional cushion of 100 to 200 basis points. The OCC has not advised the Bank of any specific minimum Tier 1 capital leverage ratio applicable to it.

     The Federal Reserve Board, as the Company's primary regulator, has similarly established minimum leverage ratio guidelines for bank holding companies. These guidelines also provide for a minimum Tier 1 leverage ratio of
3.0 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0 percent plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 capital leverage ratio applicable to it.

     Risk-based capital standards were implemented on December 31, 1990. Since December 31, 1992, banking organizations are expected to meet a minimum ratio for qualifying total capital to risk-weighted assets of 8.00%, 4.00% of which must be Tier 1 capital.

     The following tables present the capital ratios for a bank holding company and bank, and various federal regulatory capital ratios of the Company and the Bank at March 31, 1995 and December 31, 1994.

                                              COMPANY
                                   -----------------------------       MINIMUM            WELL-
                                   MARCH 31,        DECEMBER 31,       CAPITAL         CAPITALIZED
                                      1995              1994            RATIOS           RATIOS
                                   ----------       ------------       --------       -------------
    CAPITAL RATIOS:
    Tier 1 risk-based............     12.13%            11.91%            4.00%             6.00%
    Total risk-based.............     17.14             16.96             8.00             10.00
    Leverage.....................      5.30              5.03             4.00              5.00

                                               BANK
                                   -----------------------------       MINIMUM            WELL-
                                   MARCH 31,        DECEMBER 31,       CAPITAL         CAPITALIZED
                                      1995              1994            RATIOS           RATIOS
                                   ----------       ------------       --------       -------------
    CAPITAL RATIOS:
    Tier 1 risk-based............     15.74%            15.63%            4.00%             6.00%
    Total risk-based.............     16.50             16.38             8.00             10.00
    Leverage.....................      6.84              6.58             4.00              5.00

- ---------------

(1) The minimum required by the FRB is 3%; for all but the most highly-rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

     At March 31, 1995 the Company and the Bank exceeded all applicable federal capital standards. Additionally, the Company and the Bank exceeds the required minimum ratios for "well-capitalized" institutions. The Bank has approximately $5,694,000 of capital in excess of the required minimum ratios for "well-capitalized" institutions while the Company has approximately $919,000 of capital in excess of the required minimum ratios for "well-capitalized institutions. The Company does not currently intend to raise additional capital.

RESULTS OF OPERATIONS

     Earnings for the three months ended March 31, 1995 increased by $558,000 to $503,000 compared to a net loss of $55,000 for the same period in 1994, Earnings per share, as calculated using the modified treasury stock method, increased to $0.32 per fully diluted share compared to ($0.00) per share for the first quarter of 1994. Adjusting for securities transactions and swap valuation, pre-tax earnings ("Core Earnings") totaled $793,000 for the first quarter of 1995 compared to $433,000 for the first quarter of 1994. Core earnings increased due to an improved net interest margin from 4.94% to 5.23% and strong growth in deposits and earning assets.

     Net interest income before provision for credit losses for the three months ended March 31, 1995 was $3,603,000, an increase of $662,000 (22%) over the amount recorded during the same period in 1994. The Company's net interest margin increased to 5.23% for the quarter ended March 31, 1995 from 4.94% for the quarter ended March 31, 1994. The net interest margin improved primarily due to the growth in deposits which were then placed in higher yielding investment securities. The increases in net interest-earning assets and interest-bearing liabilities from the first quarter of 1994 to the first quarter of 1995 were due to the growth of the Company. Limiting the increase in interest income as interest rates rise are two interest rate swaps totaling $40 million notional (principal) amount. These swaps were initiated in January 1993 in order to lock in a specific return on the Company's variable rate loan portfolio. Under the terms of the two swaps, the Company receives a fixed rate of 7.215% for three years ending January 1996, while the Company pays the prime rate over the same period of time. At the prime rate of 9% in effect beginning February 1, 1995, the expense of the two swaps approximates $60,000 per month. From January 1993 to March 31, 1995, the two swaps have increased net interest income by $267,000 including $119,000 during the first three months of 1994. The two swaps decreased net interest income by $161,000 during the first quarter of 1995.

     In November 1993, the Bank entered into a swap with a notional amount of $15,000,000. the effective date of the swap is May 26, 1994 and it covers a period of five years ending in May 1999. Under the terms of the swap, the Bank pays a rate of prime less 190 basis points while receiving the three-month LIBOR. The rate the Bank pays adjusts daily while the rate the Bank receives adjusts quarterly. The terms of the swap originally included an interest rate cap which was terminated in 1994 and an expense of $385,000 was recorded. Net interest income from May 1994 to March 31, 1995 was reduced by the swap by $110,000 including $34,000 during the first quarter of 1995. At the date of this report, the Company is paying 7.10% and receiving 6.1875%.

     Interest rate floor agreements are used to reduce the potential impact of lower interest rates which would reduce the interest income on loans and on certain securities. The Company has less flexibility in lowering the rates paid on deposits and lower interest rates tend to reduce the Company's net interest margin. At March 31, 1995, the Company was a party to three interest rate floor agreements, all of which were entered into during December 1994 and January 1995. The agreements entitle the Company to receive from counterparties on a monthly basis the amounts, if any by which the one-month LIBOR rate falls below 6%. The floor agreements are for a period of three years on a notional amount of $60 million. The average premium paid for the floor agreements was approximately 20 basis points ($120,000) and is being amortized over three years. From December 1994 to March 31, 1995, net interest income was reduced by the floors by $5,000 including $4,000 during the first three months of 1995.

     The Company has three classifications for securities purchased and management determines the appropriate classification at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, the securities are classified as held-to-maturity and are carried at historical cost, adjusted for accretion of discounts and amortization of premiums. Securities purchased to be held for indefinite periods of time and not intended to be held to maturity are classified as available-for-sale and carried at market value with the variance to book value adjusted for tax and added or subtracted from shareholders' equity. The valuation on securities available-for-sale does not effect capital for regulatory purchases. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to seasonal funding needs or changes in interest rates. The Company has also established a trading account for securities that the Company intends to hold for a short period of time. Securities placed in the trading account typically are of maturities that differ from the maturities of securities held-to-maturity. Securities held as trading assets are stated at market value.

     At March 31, 1995 the Company's held-to-maturity portfolio totaled $118,742,000 compared to $120,735,000 at December 31, 1994 and $89,999,000 at
March 31, 1994. The Company's held-to-maturity portfolio consisted primarily of Government National Mortgage Association ("GNMA") pass-through securities including 15 year fixed rate ($30.8 million) and 30 year variable rate ($75.4 million) securities. The fixed rate securities have coupon rates between 7% and 9% and were purchased in 1992 with between four and seven points of premium and are subject to changes in yield in response to higher or lower levels of principal prepayments. As of April 1, 1995, the variable rate securities have current coupon rates between 5.875% and 6.50% and are repriced annually with the repricing dates of the securities held spread out over the next 12 months. The coupon rate is based on the 1 year Treasury Bill plus 150 basis points. At March 31, 1995, the yield on the one-year Treasury Bill was 6.48%. As interest rates rise, the coupon rate will lag market rates as these securities reprice once per year. In addition, the most the coupon can rise is 100 basis points per year. These securities have interest rate caps of between 10.0% and 12.5%.

     At March 31, 1995 the Company's available-for-sale portfolio totaled $37.3 million compared to $47.0 million at December 31, 1994 and $25.6 million at March 31, 1994. At March 31, 1995, the Company's available-for-sale portfolio consisted of the following securities: 1) $4,546,000 of a Collateralized Mortgage Obligation ("CMO") Premium Amortization Class ("PAC") bond with a 7.50% coupon and an average life of approximately 3.8 years; 2) $19,966,000 in CMO PAC bonds with variable rate structures based on one-month LIBOR, $4,401,000 of which carries a fixed rate of 5% until July 1995; 3) $4,376,000 in a variable rate FNMA Remic CMO which contains various collateral and is based on the one-month LIBOR; 4) $3,679,000 in GNMA 30 variable rate pass-through securities; and 5) a $5,000,000 Treasury Bill maturing in

December 1995. Overall, as interest rates rose, the yield on the Company's investment securities increased from 4.84% during the first three months of 1994 to 6.27% for the first three months of 1995.

     Other operating income, excluding securities transactions totaled $328,000 for the first three months of 1995 compared to $371,000 for the same period in 1994. The decrease was due primarily to a reduction in mortgage banking fees which reflects the decline in mortgage refinancing. The Company's mortgage banking operations consist solely of a broker function. The Bank, as broker, packages all of the underwriting criteria and sends the material to a funding institution. The funding institution then approves or declines the loan and if approved, subsequently funds the loan directly. The Company earns the points and any documentation fees charged on the loan but is otherwise not involved in the loan.

     For the first three months of 1995, other operating expenses decreased $75,000 or 2.4% compared to the same period in 1994. The decrease was due to the expense of $352,000 incurred during the first quarter of 1994 for the valuation of interest rate caps which were a feature in an interest rate contract. The feature was terminated in May, 1994 and an additional expense of $33,000 was recorded during the second quarter of 1994. Excluding the valuation expense, other operating expenses increased 9.9% from the first quarter of 1994. This increase was significantly below the growth rate of assets which increased 24.6% from the first quarter of 1994 to the first quarter of 1995 and was primarily concentrated in salaries and employee benefits which increased $243,000 or 19.0% from the first quarter. A majority of this increase was related to incentive compensation reflecting the increase in income before taxes.

CURRENT ACCOUNTING PRONOUNCEMENTS

     In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used by an entity and assets to be disposed of. Statement 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Although the Bank has not yet adopted Statement 121, management does not expect such adoption to have a material impact on the Bank's consolidated financial statement.

     The management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have material effect on the liquidity, capital resources or operations of the Company.

                          PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the three months ended March 31, 1995.

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 12, 1995
                                         PROFESSIONAL BANCORP, INC.
                                                 (Registrant)

                                          --------------------------------------
                                          Daniel S. Rader
                                          Chief Financial Officer and Treasurer