Form 10-Q
period 1995-06-30
PROFESSIONAL BANCORP INC
filed 1995-08-14
CIK 700914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED JUNE 30, 1995         COMMISSION FILE NO. 0-11223

                           PROFESSIONAL BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 PENNSYLVANIA
       (STATE OR OTHER JURISDICTION OF                      95-3701137
        INCORPORATION OR ORGANIZATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)
                 606 BROADWAY
               SANTA MONICA, CA                               90401
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 458-1521

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .
                                               ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.008 par value                      1,188,133
                 CLASS                        OUTSTANDING ON JUNE 30, 1995

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                           PAGE
                                                                                           ----
                               PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

         Consolidated Balance sheets at June 30, 1995 and December 31, 1994.............     1

         Consolidated Statements of Operations for the three months ended June, 1995
         and 1994 and the six months ended June 30, 1995 and 1994.......................     2

         Consolidated Statement of Cash flows for the six months ended June 30, 1995....     3

         Notes to Consolidated Financial Statements.....................................     4

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................     6

                                PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.............................    11

Item 5. Other Information...............................................................    11

Item 6. Exhibits and Reports on Form 8K.................................................    11

Exhibit 11..............................................................................    13

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                      PROFESSIONAL BANCORP AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                JUNE 30, 1995     DECEMBER 31, 1994
                                                                -------------     -----------------
Assets:
Cash and due from banks:
  Noninterest bearing.........................................   $ 31,463,287        $ 26,602,778
  Interest bearing............................................         21,386              30,411
Federal funds sold............................................     24,500,000          10,500,000
                                                                 ------------        ------------
Cash and cash equivalents.....................................     55,984,673          37,133,189
Held-to-maturity securities (market value of $129,714,000 and
  $111,868,000, respectively).................................    130,597,032         120,734,590
Loans, net of allowance for loan losses of $835,000 and
  $983,000, respectively......................................    103,993,291         102,679,810
                                                                 ------------        ------------
Securities available-for-sale.................................     37,150,180          47,790,359
  Valuation of securities available-for-sale..................         38,362            (787,438)
                                                                 ------------        ------------
  Net securities available-for-sale...........................     37,188,542          47,002,921
Premises and equipment, net...................................      1,524,581           1,648,731
Accrued interest receivable and other assets..................      5,534,761           5,805,579
                                                                 ============        ============
          Total...............................................   $334,822,880        $315,004,820
Liabilities:
  Deposits:
     Demand, non-interest bearing.............................     91,645,828         115,198,311
     Demand, interest-bearing.................................     15,029,328          16,797,279
     Savings and money market.................................    119,604,802         107,674,530
     Time certificates of deposit.............................     84,322,379          53,961,138
                                                                 ------------        ------------
          Total deposits......................................    310,602,337         293,631,258
Convertible Notes.............................................      4,824,385           4,770,984
Accrued interest payable and other liabilities................      2,372,195           1,170,460
                                                                 ------------        ------------
          Total liabilities...................................    317,798,917         299,572,702
Shareholders' equity:
Common stock, $.008 par value; 12,500,000 shares authorized;
  1,188,133 issued and outstanding............................         10,829              10,829
Additional paid-in capital....................................     11,322,018          11,322,018
Retained earnings.............................................      6,661,311           5,554,540
Treasury stock (165,455 shares)...............................       (992,729)           (992,729)
Valuation of securities available-for-sale, net...............         22,534            (462,540)
                                                                 ------------        ------------
          Total shareholders' equity..........................     17,023,963          15,432,118
                                                                 ============        ============
          Total...............................................   $334,822,880        $315,004,820

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTH PERIODS        SIX MONTH PERIODS
                                                     ENDED JUNE 30,             ENDED JUNE 30,
                                                 -----------------------   ------------------------
                                                    1995         1994         1995          1994
                                                 ----------   ----------   -----------   ----------
INTEREST INCOME:
  Loans (including fees).......................  $2,468,790   $2,406,096   $ 4,796,054   $4,726,980
  Investment securities........................   2,466,740    1,519,396     5,059,772    2,957,540
  Federal funds sold and securities purchased
     under agreements to resell................     390,158      140,024       520,526      167,288
  Interest bearing deposits in other banks.....       3,000           --         3,000           --
                                                 ----------   ----------   -----------   ----------
          TOTAL INTEREST INCOME................   5,328,688    4,065,516    10,379,352    7,851,808
INTEREST EXPENSE:
  Deposits.....................................   1,470,224      776,146     2,612,484    1,486,148
  Convertible notes............................     122,187       53,420       244,375       53,420
  Federal funds purchased and securities sold
     under agreements to repurchase............       9,804       47,403       193,353      149,039
  Stock repurchase agreement...................          --       33,627            --       67,254
                                                 ----------   ----------   -----------   ----------
          TOTAL INTEREST EXPENSE...............   1,602,215      910,596     3,050,212    1,755,861
                                                 ----------   ----------   -----------   ----------
NET INTEREST INCOME............................   3,726,473    3,154,920     7,329,140    6,095,947
Less: Provision for loan losses................    (125,000)    (200,000)     (187,000)    (280,000)
                                                 ----------   ----------   -----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES.......................................   3,601,473    2,954,920     7,142,140    5,815,947
OTHER OPERATING INCOME:
  Securities transactions -- net:
     Available-for-sale........................      96,902           --       122,634        6,517
     Trading...................................          --      (38,785)           --     (219,045)
  Merchant discount............................      44,809       56,774        93,797      119,869
  Mortgage banking fees........................      21,024       36,315        24,424       80,427
  Service charges on deposits..................     167,399      155,614       320,419      297,331
  Other income.................................     136,310      128,049       258,428      249,737
                                                 ----------   ----------   -----------   ----------
          TOTAL OTHER OPERATING INCOME.........     466,444      337,967       819,702      534,836
                                                 ----------   ----------   -----------   ----------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits...............   1,437,238    1,370,962     2,962,941    2,653,076
  Occupancy....................................     333,802      341,373       676,885      693,650
  Professional services........................     217,053      156,381       400,351      339,932
  Legal fees...................................     160,637      188,437       322,628      355,092
  FDIC assessment..............................     154,628      152,416       309,256      304,832
  Furniture and equipment......................     134,309      130,288       277,515      253,863
  Other assessment.............................      68,114       66,006       138,633      123,428
  Telephone....................................      46,304       54,629       105,840      106,369
  Office supplies..............................      81,004       25,838       140,235       76,698
  Termination of caps on interest rate
     contract..................................          --       32,960            --      385,000
  Other expense................................     422,368      418,976       796,787      796,791
                                                 ----------   ----------   -----------   ----------
          TOTAL OTHER OPERATING EXPENSES.......   3,055,457    2,938,266     6,131,071    6,088,731
                                                 ----------   ----------   -----------   ----------
Income before taxes............................   1,012,460      354,621     1,830,771      262,052
Provision for income taxes.....................     408,700      155,951       724,000      118,000
                                                 ==========   ==========   ===========   ==========
NET INCOME.....................................  $  603,760   $  198,670   $ 1,106,771   $  144,052
Earnings per share:
  Primary......................................  $     0.38   $     0.14   $      0.71   $     0.14
  Fully Diluted................................  $     0.35   $     0.14   $      0.65   $     0.14

                 See notes to consolidated financial statements

                      PROFESSIONAL BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      SIX MONTH PERIODS ENDED
                                                                             JUNE 30,
                                                                    ---------------------------
                                                                        1995           1994
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income......................................................  $  1,106,771   $    144,052
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization................................       260,114        244,212
     Provision for loan losses....................................       187,000        280,000
     Credit for deferred taxes....................................            --        (74,183)
     Gain on securities available-for-sale........................      (122,634)        (6,517)
     Loss on trading securities...................................            --        219,045
     Decrease in deferred loan fees, net..........................       (11,474)        (4,511)
     Purchases of trading account securities......................            --     (8,897,969)
     Sales of trading account securities..........................            --      8,678,924
     Amortization of convertible note expense.....................        53,401             --
     Amortization of interest on stock repurchase agreement.......            --         67,254
     Decrease (Increase) in accrued interest receivable and other
      assets......................................................       755,893       (138,667)
     Increase (Decrease) in accrued interest payable and other
      liabilities.................................................     1,201,735       (369,708)
     Net amortization of premiums and discounts on securities
      held-to-maturity............................................       (76,526)       284,551
     Net amortization of premiums and discounts on securities
      available-for-sale..........................................      (194,568)       (10,714)
                                                                    ------------   ------------
  Net cash provided by operating activities.......................     3,159,712        415,769
                                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities held-to-maturity.........     4,810,236      7,634,220
  Proceeds from maturities of securities available-for-sale.......     1,196,968        439,153
  Proceeds from sales of securities available-for-sale............    17,429,218      9,840,862
  Purchases of securities held-to-maturity........................   (14,596,152)   (10,956,011)
  Purchases of securities available-for-sale......................    (8,494,606)   (18,575,354)
  Principal disbursed on loans, net...............................    (1,489,007)     3,788,170
  Purchase of bank premises and equipment, net....................      (135,964)      (150,024)
                                                                    ------------   ------------
  Net cash used by investing activities...........................    (1,279,307)    (7,978,984)
                                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits and savings
     accounts.....................................................   (13,390,162)    21,986,413
  Net proceeds from issuing certificates of deposit...............    30,361,241     10,599,040
  Net proceeds from convertible notes.............................            --      4,709,312
  Other...........................................................            --          6,667
                                                                    ------------   ------------
Net cash provided by financing activities.........................    16,971,079     37,301,432
                                                                    ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........................    18,851,484     29,738,217
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................    37,133,189     13,941,962
                                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, JUNE 30,...............................    55,984,673     43,680,179
                                                                     ===========    ===========
Supplemental disclosure of noncash items:
  Valuation of securities available-for-sale......................  $     22,534   $         --

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

     The accompanying consolidated balance sheets, statements of operations and statement of cash flows reflect all material adjustments necessary for fair presentation for the Company's financial position of June 30, 1995 and December 31, 1994 and the results of operations for the three months ended June 30, 1995 and 1994 and the six months ended June 1995 and 1994. All such adjustments are of a normal recurring nature.

NOTE 2 -- EARNINGS PER SHARE

     Earnings per share are based on the number of common shares outstanding during each year and the assumed exercise of dilutive employee stock options (less the number of treasury shares assumed to be purchased using the average market price of the Company's common stock). Earnings per share for the three and six month periods ending June 30, 1995 and 1994 are based on the modified treasury stock method. The modified treasury stock method counts all outstanding warrants and stock options as outstanding and then assumes the proceeds are used to repurchase up to 20% of the outstanding shares at the average market price for the period. The remaining proceeds are then assumed to be invested in U.S. Treasury securities yielding 6.0%. Primary earnings per share are based upon 1,796,907 shares for the three and six month periods ending June 30, 1994 and 1,720,460 shares for the three and six month periods ending June 30, 1995. Fully diluted earnings per share are based upon 1,977,402 and 1,887,653 shares for the three and six month periods ended June 30, 1994, respectively and upon 2,151,710 shares for the three and six month periods ended June 30, 1995. Common shares exclude 81,000 of weighted average treasury shares for 1994.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company posted earnings of $1,107,000 during the first six months of 1995 compared to earnings of $144,000 during the first six months of 1994. The Company posted earnings of $604,000 during the second quarter of 1995 compared to $199,000 during the second quarter of 1994. Earnings in 1995 were positively impacted by securities gains of $123,000 while earnings in 1994 were negatively impacted by $213,000 in securities losses and a charge of $385,000 from the termination of an interest rate swap structure (see Note 3). Pre-tax earnings excluding securities transactions and the swap charge ("core earnings") totaled $1,708,000 for the six months ended June 30, 1995 or 99% higher than the core earnings of $860,000 recorded in the year earlier period.

     Deposits increased 5.8% to $310.6 million at June 30, 1995 compared to $293.6 million at December 31, 1994 and 13.5% over the $273.7 million in deposits recorded at June 30, 1994. Savings and money market accounts continued to represent the largest category of deposits comprising 38.5% of total deposits at June 30, 1995 compared to 36.7% at December 31, 1994 and 46.1% at June 30, 1994. Time certificates of deposit (TCD's) demonstrated the strongest growth among deposit types and comprised 27.1% of deposits at June 30, 1995 compared to 18.4% at December 31, 1994 and 14.4% of deposits at June 30, 1994. Noninterest bearing deposits comprised 29.5% of deposits at June 30, 1995 compared to 39.2% at December 31, 1994 and 34.5% at June 30, 1994.

     The Company experienced a slight increase in loan demand as gross loans totaled $104,788,000 at June 30, 1995 compared to $103,745,000 at December 31,
1994 for an annual rate of increase of 2%. The increase was due primarily to an increase in real estate secured commercial loans. Management expects minimal loan demand during the third quarter of 1995.

     The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio:

                                                   JUNE 30, 1995             DECEMBER 31, 1994
                                              -----------------------     -----------------------
                                               AMOUNT      PERCENTAGE      AMOUNT      PERCENTAGE
                                              --------     ----------     --------     ----------
                                                            (AMOUNTS IN THOUSANDS)
    Commercial..............................  $ 80,483         76.8%      $ 83,239         80.2%
    Real estate secured
      Commercial............................    12,832         12.2          8,863          8.6
                                              --------        -----       --------        -----
              Subtotal......................    93,315         89.1         92,102         88.8
    Equity lines of credit..................     7,026          6.7          7,159          6.9
    Installment.............................     2,011          1.9          2,119          2.1
    Other lines of credit...................     2,261          2.2          2,072          2.0
    Lease financing.........................       175          0.2            257          0.2
                                              --------        -----       --------        -----
              Total.........................  $104,788        100.0%      $103,745        100.0%
                                              ========        =====       ========        =====

     The Bank does not originate mortgage loans or accept trust deeds on property outside the State of California as primary collateral for a loan. At June 30, 1995, nonperforming loans (loans put on nonaccrual status) totaled $2,093,000 or 2.00% of total loans. At December 31, 1994, nonperforming loans totaled $2,663,000 or 2.57% of total loans. At June 30, 1995, nonperforming assets (nonperforming loans plus Other Real Estate Owned) totaled $2,199,000 or
 .86% of total assets and 2.72% of total loans. At December 31, 1994, nonperforming assets totaled $2,769,000 or .66% of total assets and 2.10% of total loans. Additionally, accruing loans 90 days or more past due increased to $1,277,000 at June 30, 1995 compared to $964,000 at December 31, 1994. The increase was due primarily to delays in loan documentation for loan renewals.

     The Company implemented Statement of Financial Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (Statement 114) and Statement of Financial Standards No. 118 "Accounting by

Creditors for Impairment of a Loan -- Income Recognition and Disclosures" (Statement 118) effective January 1, 1995. For the Company, impaired loans generally include loans classified as nonaccrual and troubled debt restructurings. At June 30, 1995, the Company had 1 troubled debt restructuring totaling $199,000.

     The Company had approximately $2.3 million in impaired loans as of June 30, 1995. The carrying value of impaired loans for which there is a related allowance for credit losses was $249,000, with the amount of allowance for credit losses allocated to these loans of $127,000. There were $2,043,000 in impaired loans for which there was no related allowance for credit losses. The average recorded investment in impaired loans during the first six months of 1995 was $2.5 million with no interest income recorded during the period.

     The Bank continued to actively manage its liquidity and on June 30, 1995, the Bank sold $24.5 million in Federal funds. In addition, at June 30, 1995 the Bank had approximately $37.2 million market value available in the Bank's securities available-for-sale account.

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

     The following tables present the capital ratios for a bank holding company and bank, and various federal regulatory capital ratios of the Company and the Bank at June 30, 1995 and December 31, 1994.

                                                   COMPANY
                                          -------------------------     MINIMUM        WELL-
                                          JUNE 30,     DECEMBER 31,     CAPITAL     CAPITALIZED
                                            1995           1994         RATIOS        RATIOS
                                          --------     ------------     -------     -----------
        CAPITAL RATIOS:
        Tier 1 risk-based...............    12.26%         11.91%         4.00%         6.00%
        Total risk-based................    17.01          16.96          8.00         10.00
        Leverage........................     5.44           5.03          3.00          5.00

                                                    BANK
                                          -------------------------     MINIMUM        WELL-
                                          JUNE 30,     DECEMBER 31,     CAPITAL     CAPITALIZED
                                            1995           1994         RATIOS        RATIOS
                                          --------     ------------     -------     -----------
        CAPITAL RATIOS:
        Tier 1 risk-based...............    15.84%         15.63%         4.00%         6.00%
        Total risk-based................    16.45          16.38          8.00         10.00
        Leverage........................     6.99           6.58          3.00          5.00

---------------

(1) The minimum required by the FRB is 3%; for all but the most highly-rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

     At June 30, 1995 the Company and the Bank exceeded all applicable federal capital standards. Additionally, the Company and the Bank exceeds the required minimum ratios for "well-capitalized" institutions. The Bank has approximately $6,204,000 of capital in excess of the required minimum ratios for "well-capitalized" institutions while the Company has approximately $1,362,000 of capital in excess of the required minimum ratios for "well-capitalized" institutions. The Company does not currently intend to raise additional capital.

     On June 5, 1995 the Company declared a 5% stock dividend. The record date for the stock dividend was June 23, 1995 and was paid on July 21, 1995. As a result of the stock dividend, the outstanding shares of common stock increased from 1,131,859 to 1,188,133.

RESULTS OF OPERATIONS

     Earnings for the six months ended June 30, 1995 increased by $963,000 to $1,107,000 compared to earnings of $144,000 for the same period in 1994. Earnings per share, as calculated using the modified treasury stock method, increased to $0.65 per fully diluted share compared to $0.14 per share for the first six months of 1994. Pre-tax earnings in 1994 were impacted by $213,000 in securities losses and a charge of $385,000 to terminate a cap feature on an interest rate exchange contract. Securities transactions contributed $123,000 pre-tax to earnings in 1995. Adjusting for securities transactions and the termination charge, pre-tax earnings ("Core Earnings") totaled $1,708,000 for the six months of 1995 compared to $860,000 for the first six months of 1994. Core earnings increased due to an improved net interest margin from 4.98% to 5.22% and strong growth in deposits and earning assets.

     Net interest income before provision for credit losses for the six months ended June 30, 1995 was $7,329,000 an increase of $662,000 (20%) over the amount recorded during the same period in 1994. The Company's net interest margin increased to 5.22% for the six months ended June 30, from 4.98% for the six months ended June 30, 1994. The net interest margin improved primarily due to the growth in deposits which were then placed in higher yielding investment securities. The increases in net interest-earning assets and interest-bearing liabilities from June 30, 1994 to June 30, 1995 were due to the growth of the Company. Limiting the increase in interest income as interest rates rise are two interest rate swaps totaling $40 million notional (principal) amount. These swaps were initiated in January 1993 in order to lock in a specific return on the Company's variable rate loan portfolio. Under the terms of the two swaps, the Company receives a fixed rate of 7.215% for three years ending January 1996, while the Company pays the prime rate over the same period of time. At the prime rate of 8.75% in effect beginning July 7, 1995, the expense of the two swaps approximates $51,000 per month. From January 1993 to June 30, 1995, the two swaps have increased net interest income by $79,000 including $144,000 during the first six months of 1994. The two swaps decreased net interest income by $350,000 during the first six months of 1995.

     In November 1993, the Bank entered into a swap with a notional amount of $15,000,000. The effective date of the swap is May 26, 1994 and it covers a period of five years ending in May 1999. Under the terms of the swap, the Bank pays a rate of prime less 190 basis points while receiving the three-month LIBOR. The rate the Bank pays adjusts daily while the rate the Bank receives adjusts quarterly. The terms of the swap originally included an interest rate cap which was terminated in 1994 and an expense of $385,000 was recorded. Net interest income from May 1994 to June 30, 1995 was reduced by the swap by $146,000 including $69,000 during the first six months of 1995 and $13,000 during the first six months of 1994. As of the date of this report, the Company is paying 6.85% and receiving 6.125%.

     Interest rate floor agreements are used to reduce the potential impact of lower interest rates which would reduce the interest income on loans and on certain securities. The Company has less flexibility in lowering the rates paid on deposits and lower interest rates tend to reduce the Company's net interest margin. The Company entered into three interest rate floor agreements during December 1994 and January 1995. The agreements entitled the Company to receive from counterparties on a monthly basis the amounts, if any by which the one-month LIBOR rate falls below 6%. The floor agreements were for a period of three years on a notional amount of $60 million. The average premium paid for the floor agreements was approximately 20 basis points ($120,000) and was being amortized over three years. In May, 1995, the Company sold the floor contracts for total consideration of $623,000. This amount is being amortized over the original three year term. From December 1994 to June 30, 1995, net interest income was increased by the floors by $21,000 including $22,000 during the first six months of 1995.

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

     At June 30, 1995 the Company's held-to-maturity portfolio totaled $130,597,000 compared to $120,735,000 at December 31, 1994 and $97,930,000 at
June 30, 1994. The Company's held-to-maturity portfolio consisted primarily of Government National Mortgage Association ("GNMA") pass-through securities including 15 year fixed rate ($29.6 million) and 30 year variable rate ($73.9 million) securities. The fixed rate securities have coupon rates between 7% and 9% and were purchased in 1992 with between four and seven points of premium and are subject to changes in yield in response to higher or lower levels of principal prepayments. As of July 1, 1995, the variable rate securities have current coupon rates between 5.875% and 7.375% and are repriced annually with the repricing dates of the securities held spread out over the next 12 months. The coupon rate is based on the 1 year Treasury Bill plus 150 basis points. At June 30, 1995, the yield on the one-year Treasury Bill was 5.64%. As interest rates move, the coupon rate will lag market rates as these securities reprice once per year. In addition, the most the coupon can rise is 100 basis points per year. These securities have interest rate caps of between 10.0% and 12.5%. The Company's held-to-maturity portfolio also contains $14.5 million in Small Business Administration securities ("SBAs"). These securities represent the guaranteed portions of loan pools and carry variable rates. The coupon rates are between prime minus 2% and prime plus .875% and either carry caps or are uncapped.

     At June 30, 1995 the Company's available-for-sale portfolio totaled $37.2 million compared to $47.0 million at December 31, 1994 and $33.9 million at June 30, 1994. At June 30, 1995, the Company's available-for-sale portfolio consisted of the following securities: 1) $19,499,000 in Collateralized Mortgage Obligation ("CMO") Premium Amortization Class ("PAC") bonds with variable rate structures based on one-month LIBOR, $4,291,000 of which carries a fixed rate of 5% until July 25, 1995; 2) $4,313,000 in a variable rate FNMA Remic CMO which contains various collateral and is based on the one-month LIBOR; 3) $8,495,000 in a GNMA 30 year variable rate pass-through security; and 4) a $5,000,000 Treasury Bill maturing in December 1995. Overall, as interest rates rose, the yield on the Company's investment securities increased from 4.96% during the first six months of 1994 to 6.32% for the first six months of 1995.

     Other operating income, excluding securities transactions totaled $697,000 for the first six months of 1995 compared to $747,000 for the same period in 1994. The slight increase was due primarily to a reduction in mortgage banking fees which reflects the decline in mortgage refinancing. The Company's mortgage banking operations consist solely of a broker function. The Bank, as broker, packages all of the underwriting criteria and sends the material to a funding institution. The funding institution then approves or declines the loan and if approved, subsequently funds the loan directly. The Company earns the points and any documentation fees charged on the loan but is otherwise not involved in the loan.

     For the first six months of 1995, other operating expenses increased $42,000 or 0.7% compared to the same period in 1994. The decrease was due to the expense of $385,000 incurred during the first six months of 1994 for the termination of interest rate caps which were a feature in an interest rate contract. Excluding the valuation expense, other operating expenses increased 7.5% from the first six months of 1994. This increase was significantly below the growth rate of assets which increased 13.2% from June 30, 1994 to June 30, 1995 and was primarily concentrated in salaries and employee benefits which increased $310,000 or 11.7% from the same period in 1994. A majority of this increase was related to staffing as full-time equivalent employees totaled 102 at June 30, 1995 compared to 95 at June 30, 1994.

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

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     1. The Annual Meeting of Shareholders was held April 26, 1995. The following persons were nominated and elected to the board of directors to serve until the 1996 Annual Meeting of Shareholders:

                Richard A. Berger                 Melinda McIntyre-Kolpin
                H. Leon Brooks, M.D.              Ray T. Oyakawa, M.D.
                James B. Jacobson                 Lynn O. Poulson, J.D.
                Ronald L. Katz, M.D.              David G. Rodeffer, M.P.H.
                Joel W. Kovner, Dr. P.H., M.P.H.

     2. Ratified the appointment of KPMG Peat Marwick LLP as independent public accountants for 1995.

ITEM 5. OTHER INFORMATION.

     On August 3, 1995, H. Leon Brooks, M.D. resigned from the board of directors. Subsequent to his resignation, H. Leon Brooks, M.D. sold 100,000 shares of Professional Bancorp, Inc. common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the three months ended June 30, 1995.

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 1995                     PROFESSIONAL BANCORP, INC.
                                          (Registrant)

                                          /s/  DANIEL S. RADER
                                          -------------------------------------
                                          Daniel S. Rader
                                          Chief Financial Officer and Treasurer