Form 10-Q
period 1995-09-30
PROFESSIONAL BANCORP INC
filed 1995-11-02
CIK 700914

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED SEPTEMBER 30, 1995                COMMISSION FILE NO. 0-11223

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No____.
                                                  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.008 par value                              1,197,958
                    CLASS                              OUTSTANDING ON SEPTEMBER 30, 1995

===============================================================================

                                     INDEX

                                                                                         PAGE
                                                                                         ----
                               PART I -- FINANCIAL INFORMATION
Item 1   Financial Statements
         Consolidated Balance sheets at September 30, 1995 and December 31, 1994.......    3
         Consolidated Statements of Operations for the three months ended September 30,    4
         1995 and 1994 and the nine months ended September 30, 1995 and 1994...........
         Consolidated Statement of Cash flows for the nine months ended September 30,      5
         1995 and 1994.................................................................
         Notes to Consolidated Financial Statements....................................    6
Item 2   Management's Discussion and Analysis of Financial Condition and Results of        8
         Operations....................................................................
                                PART II -- OTHER INFORMATION
Item 6   Exhibits and Reports on Form 8K...............................................   12
Exhibit 11.............................................................................   13

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                      PROFESSIONAL BANCORP AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                             SEPTEMBER 30, 1995     DECEMBER 31, 1994
                                                             ------------------     -----------------
Cash and due from banks:
  Noninterest bearing......................................     $ 28,512,600           $ 26,602,778
  Interest bearing.........................................           92,578                 30,411
Federal funds sold.........................................       21,200,000             10,500,000
                                                                ------------           ------------
Cash and cash equivalents..................................       49,805,178             37,133,189
Held-to-maturity securities (market value of $125,568,000
  and $111,868,000, respectively)..........................      126,708,175            120,734,590
Loans, net of allowance for loan losses of $859,000 and
  $983,000, respectively...................................       98,718,130            102,679,810
                                                                ------------           ------------
Securities available-for-sale                                     36,201,154             47,790,359
  Valuation of securities available-for-sale...............         (243,281)              (787,438)
                                                                ------------           ------------
Net securities available-for-sale..........................       35,957,873             47,002,921
Premises and equipment, net................................        1,468,236              1,648,731
Accrued interest receivable and other assets...............        5,772,633              5,805,579
                                                                ------------           ------------
          Total............................................     $318,430,225           $315,004,820
                                                                ============           ============
                                  LIABILITIES
Deposits:
  Demand, non-interest bearing.............................     $ 85,599,096           $115,198,311
  Demand, interest-bearing.................................       13,721,849             16,797,279
  Savings and money market.................................      107,515,513            107,674,530
  Time certificates of deposit.............................       86,970,961             53,961,138
                                                                ------------           ------------
          Total deposits...................................      293,807,419            293,631,258
Convertible Notes..........................................        4,740,566              4,770,984
Accrued interest payable and other liabilities.............        2,365,377              1,170,460
                                                                ------------           ------------
          Total liabilities................................      300,913,362            299,572,702
Shareholders' equity:
Common stock, $.008 par value; 12,500,000 shares
  authorized; 1,307,139 and 1,297,314 issued and 1,197,958
  and 1,188,133 outstanding................................           10,457                 10,379
Additional paid-in capital.................................       11,091,792             11,322,468
Retained earnings..........................................        7,212,602              5,554,540
Treasury stock (109,181 and 165,455 shares)................         (655,085)              (992,729)
Valuation of securities available-for-sale, net............         (142,903)              (462,540)
                                                                ------------           ------------
          Total shareholders' equity.......................       17,516,863             15,432,118
                                                                ------------           ------------
          Total............................................     $318,430,225           $315,004,820
                                                                ============           ============

                 See notes to consolidated financial statements

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTH PERIODS        NINE MONTH PERIODS
                                                  ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                -----------------------   -------------------------
                                                   1995         1994         1995          1994
                                                ----------   ----------   -----------   -----------
INTEREST INCOME:
  Loans (including fees)......................  $2,206,330   $2,413,454   $ 7,002,384   $ 7,140,434
  Investment securities.......................   2,693,376    2,249,672     7,753,148     5,207,212
  Federal funds sold and securities purchased
     under agreements to resell...............     394,699      210,079       915,225       377,367
  Interest bearing deposits in other banks....       1,500           --         4,500            --
                                                ----------   ----------   -----------   -----------
          Total interest income...............   5,295,905    4,873,205    15,675,257    12,725,013
INTEREST EXPENSE:
  Deposits....................................   1,656,472    1,017,372     4,268,956     2,503,520
  Convertible notes...........................     121,260      121,184       365,635       174,604
  Federal funds purchased and securities sold
     under agreements to repurchase...........         161        5,316       193,514       154,355
  Stock repurchase agreement..................          --       33,628            --       100,882
                                                ----------   ----------   -----------   -----------
          Total interest expense..............   1,777,893    1,177,500     4,828,105     2,933,361
                                                ----------   ----------   -----------   -----------
Net interest income...........................   3,518,012    3,695,705    10,847,152     9,791,652
Less: Provision for loan losses...............    (205,000)    (373,425)     (392,000)     (653,425)
                                                ----------   ----------   -----------   -----------
Net interest income after provision for loan
  losses......................................   3,313,012    3,322,280    10,455,152     9,138,227
OTHER OPERATING INCOME:
  Securities transactions -- net:
     Available-for-sale.......................          --           --       122,634         6,517
     Trading..................................          --           --            --      (219,045)
  Merchant discount...........................      53,676       71,911       147,473       191,780
  Mortgage banking fees.......................      15,631       12,637        40,055        93,064
                                                   169,893      160,588       490,312       457,919
Other income..................................     127,495      140,146       385,923       389,883
                                                ----------   ----------   -----------   -----------
          Total other operating income........     366,695      385,282     1,186,397       920,118
                                                ----------   ----------   -----------   -----------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits..............   1,329,652    1,394,534     4,292,593     4,047,610
  Occupancy...................................     344,193      374,693     1,021,078     1,068,343
  Professional services.......................     201,149      184,698       601,500       524,630
  Legal fees..................................     182,932      141,382       505,560       496,474
  FDIC assessment.............................     (17,416)     135,697       291,840       440,529
  Furniture and equipment.....................     143,956      149,706       421,471       403,569
  Other assessment............................      62,701       62,160       201,334       185,588
  Telephone...................................      63,790       57,489       169,630       163,858
  Office supplies.............................      62,429       60,268       202,664       153,805
  Termination of caps on interest rate
     contract.................................          --           --            --       385,000
  Other expense...............................     375,031      429,997     1,171,818     1,209,949
                                                ----------   ----------   -----------   -----------
          Total other operating expenses......   2,748,417    2,990,624     8,879,488     9,079,355
                                                ----------   ----------   -----------   -----------
Income before taxes...........................     931,290      716,938     2,762,061       978,990
Provision for income taxes....................     380,000      286,900     1,104,000       404,900
                                                ----------   ----------   -----------   -----------
Net income....................................  $  551,290   $  430,038   $ 1,658,061   $   574,090
                                                ==========   ==========   ===========   ===========
EARNINGS PER SHARE:
  Primary.....................................       $0.35        $0.27         $1.06         $0.43
  Fully Diluted...............................       $0.32        $0.26         $0.98         $0.43

                 See notes to consolidated financial statements

                      PROFESSIONAL BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTH PERIODS ENDED
                                                                          SEPTEMBER 30,
                                                                  -----------------------------
                                                                      1995             1994
                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income....................................................  $  1,658,061     $    574,090
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..............................       389,354          371,071
     Provision for loan losses..................................       392,000          653,425
     Credit for deferred taxes..................................            --          (74,183)
     Gain on securities available-for-sale......................      (122,634)          (6,517)
     Loss on trading securities.................................            --          219,045
     Decrease in deferred loan fees, net........................       (16,828)          (2,219)
     Purchases of trading account securities....................            --       (8,897,969)
     Sales of trading account securities........................            --        8,678,924
     Amortization of convertible note expense...................        79,898           34,972
     Amortization of interest on stock repurchase agreement.....            --          100,882
     Decrease (Increase) in accrued interest receivable and
       other assets.............................................       352,583         (373,281)
     Increase in accrued interest payable and other
       liabilities..............................................     1,194,917          213,967
     Net amortization of premiums and discounts on securities
       held-to-maturity.........................................       (71,076)         182,927
     Net amortization of premiums and discounts on securities
       available-for-sale.......................................      (276,221)         (21,906)
                                                                  ------------     ------------
          Net cash provided by operating activities.............     3,580,054        1,653,228
                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities held-to-maturity.......     8,693,643       11,111,926
  Proceeds from maturities of securities available-for-sale.....     2,509,291          902,325
  Proceeds from sales of securities available-for-sale..........    17,429,218        9,840,862
  Purchases of securities held-to-maturity......................   (14,596,152)     (39,578,541)
  Purchases of assets available-for-sale........................    (8,494,606)     (18,575,354)
  Principal disbursed on loans, net.............................     3,586,508        9,949,211
  Purchase of bank premises and equipment, net..................      (208,859)        (360,224)
                                                                  ------------     ------------
          Net cash (used) provided by investing activities......     8,919,043      (26,709,795)
                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits and savings
     accounts...................................................   (32,833,662)      28,661,656
  Net proceeds from issuing certificates of deposit.............    33,009,823       11,292,107
  Net proceeds from convertible notes...........................            --        4,709,312
  Fractional shares paid in lieu of stock dividend..............        (3,269)              --
                                                                  ------------     ------------
          Net cash provided by financing activities.............       172,892       44,663,075
                                                                  ------------     ------------
Net increase in cash and cash equivalents.......................    12,671,989       19,606,508
Cash and cash equivalents, beginning of year....................    37,133,189       13,941,962
                                                                  ------------     ------------
Cash and cash equivalents, September 30,........................    49,805,178       33,548,470
                                                                  ============     ============
SUPPLEMENTAL DISCLOSURE OF NONCASH ITEMS:
  Valuation of securities available-for-sale....................  $   (142,903)    $    (48,887)
  Conversion of notes to common stock...........................  $    110,316     $         --

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

     The accompanying consolidated balance sheets, statements of operations and statement of cash flows reflect all material adjustments necessary for fair presentation for the Company's financial position of September 30, 1995 and December 31, 1994 and the results of operations for the three months ended September 30, 1995 and 1994 and the nine months ended September 30, 1995 and 1994. All such adjustments are of a normal recurring nature.

NOTE 2 -- EARNINGS PER SHARE

     Earnings per share are based on the number of common shares outstanding during each year and the assumed exercise of dilutive employee stock options (less the number of treasury shares assumed to be purchased using the average market price of the Company's common stock). Earnings per share for the three and nine month periods ending September 30, 1995 and 1994 are based on the modified treasury stock method. The modified treasury stock method counts all outstanding warrants and stock options as outstanding and then assumes the proceeds are used to repurchase up to 20% of the outstanding shares at the average market price for the period. The remaining proceeds are then assumed to be invested in U.S. Treasury securities yielding 6.0%. For the three and nine month periods ending September 30, 1995, primary earnings per share are based upon 1,720,538 and 1,720,481 shares, respectively. For the three and nine month periods ending September 30, 1995, fully diluted earnings per share are based upon 2,141,963 and 2,141,906 shares, respectively. For the three and nine month periods ending September 30, 1994, primary earnings per share are based upon 1,796,907 shares. Fully diluted earnings per share are based upon 2,228,157 shares for the three months ended September 30, 1994 and 2,002,402 shares for the nine months ended September 30, 1994.

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

NOTE 4 -- LOANS AND THE RELATED ALLOWANCE FOR LOAN LOSSES

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114 ("Statement No. 114"). Under the provisions of Statement No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Statement No. 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded

                      PROFESSIONAL BANCORP AND SUBSIDIARY
investment in the loan, a creditor shall recognize an impairment by creating a valuation allowance with a corresponding charge to provision for loan losses expense. This statement also applies to restructured loans and changes the definition of in-substance foreclosures to apply only to loans where the creditor has taken physical possession of the borrower's assets.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company posted earnings of $1,658,000 during the first nine months of 1995 compared to earnings of $574,000 during the first nine months of 1994. The Company posted earnings of $551,000 during the third quarter of 1995 compared to $430,000 during the third quarter of 1994. Earnings in 1995 have been positively impacted by securities gains of $123,000 while earnings in 1994 were negatively impacted by $213,000 in securities losses and a charge of $385,000 from the termination of an interest rate swap structure (see Note 3). Pre-tax earnings excluding securities transactions and the swap charge ("core earnings") totaled $2,639,000 for the nine months ended September 30, 1995 or 67% higher than the core earnings of $1,583,000 recorded for the same period in 1994.

     Deposit growth was flat as deposits totaled $293.8 million at September 30, 1995 compared to $293.6 million at December 31, 1994. Deposits totaled $281.1 million at September 30, 1994. Savings and money market accounts continued to represent the largest category of deposits comprising 36.6% of total deposits at September 30, 1995 compared to 36.7% at December 31, 1994 and 48.3% at September 30, 1994. Time certificates of deposit (TCD's) demonstrated the strongest growth among deposit types and comprised 29.6% of deposits at September 30, 1995 compared to 18.4% at December 31, 1994 and 14.3% of deposits at September 30, 1994. Growth in certificates of deposit has occurred as clients of the Bank have become more interest rate sensitive. Noninterest bearing deposits comprised 29.1% of deposits at September 30, 1995 compared to 39.2% at December 31, 1994 and 32.4% at September 30, 1994.

     The Company experienced a decline in loan demand as gross loans totaled $99,664,000 at September 30, 1995 compared to $103,745,000 at December 31, 1994 for an annual rate of decrease of 5%. The decrease was due primarily to a decrease in commercial loans. Management expects minimal loan demand during the fourth quarter of 1995.

     The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio as of September 30, 1995 and December 31, 1994:

                                                     SEPTEMBER 30, 1995          DECEMBER 31, 1994
                                                   ----------------------     -----------------------
                                                   AMOUNT      PERCENTAGE      AMOUNT      PERCENTAGE
                                                   -------     ----------     --------     ----------
                                                                 (AMOUNTS IN THOUSANDS)
Commercial.......................................  $74,390         74.6%      $ 83,239         80.2%
Real estate secured
  Commercial.....................................   14,328         14.4          8,863          8.6
                                                   -------        -----       --------        -----
          Subtotal...............................   88,718         89.0         92,102         88.8
Equity lines of credit...........................    6,866          6.9          7,195          6.9
Installment......................................    1,847          1.9          2,119          2.1
Other lines of credit............................    2,119          2.1          2,072          2.0
Lease financing..................................      114          0.1            257          0.2
                                                   -------        -----       --------        -----
          Total..................................  $99,664        100.0%      $103,745        100.0%
                                                   =======        =====       ========        =====

     The Bank does not originate mortgage loans or accept trust deeds on property outside the State of California as primary collateral for a loan. At September 30, 1995, nonperforming loans (loans put on nonaccrual status) totaled $5,747,000 or 5.77% of total loans. At December 31, 1994, nonperforming loans totaled $2,663,000 or 2.57% of total loans. Included in nonperforming loans are two loans totaling $3,299,000 with respect to which management is involved in discussions expected to result in a resolution of these two loans without a material adverse effect on the Company's fourth quarter performance. At September 30, 1995, nonperforming assets (nonperforming loans plus Other Real Estate Owned) totaled $5,838,000 or 1.83% of total assets and 5.86% of total loans. At December 31, 1994, nonperforming assets totaled $2,769,000 or .66% of total assets and 2.10% of total loans. Additionally, accruing loans 90 days or more past due decreased to $801,000 at September 30, 1995 compared to $964,000 at December 31, 1994.

     The Company implemented Statement 114 and 118 effective January 1, 1995. For the Company, impaired loans generally include loans classified as nonaccrual and troubled debt restructurings. At September 30, 1995, the Company had troubled debt restructurings totaling $1,262,000, of which $204,000 is on nonaccrual and $795,000 of which should be paid off by December 31, 1995.

     The Company had approximately $6.8 million in impaired loans as of September 30, 1995. The carrying value of impaired loans for which there is a related allowance for credit losses was $2,098,000, with the amount of allowance for credit losses allocated to these loans of $333,000. There were $4,708,000 in impaired loans for which there was no related allowance for credit losses. The average recorded investment in impaired loans during the first nine months of 1995 was $3.8 million with no interest income recorded during the period.

     The Bank continued to actively manage its liquidity and on September 30, 1995, the Bank sold $21.2 million in Federal funds. In addition, at September 30, 1995 the Bank had approximately $36.0 million market value available in the Bank's securities available-for-sale account.

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

     The following tables present the capital ratios for a bank holding company and bank, and various federal regulatory capital ratios of the Company and the Bank at September 30, 1995 and December 31, 1994.

                                                        COMPANY
                                             ------------------------------     MINIMUM        WELL-
                                             SEPTEMBER 30,     DECEMBER 31,     CAPITAL     CAPITALIZED
                                                 1995              1994         RATIOS        RATIOS
                                             -------------     ------------     -------     -----------
CAPITAL RATIOS:
  Tier 1 risk-based........................      13.46%            11.91%         4.00%         6.00%
  Total risk-based.........................      18.40             16.96          8.00         10.00
  Leverage.................................       5.45              5.03          3.00          5.00

                                                          BANK
                                             ------------------------------     MINIMUM        WELL-
                                             SEPTEMBER 30,     DECEMBER 31,     CAPITAL     CAPITALIZED
                                                 1995              1994         RATIOS        RATIOS
                                             -------------     ------------     -------     -----------
CAPITAL RATIOS:
  Tier 1 risk-based........................      17.08%            15.63%         4.00%         6.00%
  Total risk-based.........................      17.74             16.38          8.00         10.00
  Leverage.................................       6.88              6.58          3.00          5.00

---------------

(1) The minimum required by the FRB is 3%; for all but the most highly-rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

     At September 30, 1995 the Company and the Bank exceeded all applicable federal capital standards. Additionally, the Company and the Bank exceeds the required minimum ratios for "well-capitalized" institutions. The Bank has approximately $6,070,000 of capital in excess of the required minimum ratios for "well-capitalized" institutions while the Company has approximately $1,445,000 of capital in excess of the required minimum ratios for "well-capitalized" institutions. The Company does not currently intend to raise additional capital.

     On June 5, 1995 the Company declared a 5% stock dividend. The record date for the stock dividend was June 23, 1995 and was paid on July 21, 1995. As a result of the stock dividend, the outstanding shares of common stock increased from 1,131,859 to 1,188,133. On September 30, 1995 $110,300, net of expenses, of the Company's 8.50% subordinated convertible notes converted into 9,825 shares of common stock leaving $5,619,000 convertible notes outstanding.

RESULTS OF OPERATIONS

     Earnings for the nine months ended September 30, 1995 increased by $1,084,000 to $1,658,000 compared to earnings of $574,000 for the same period in 1994. Earnings per share, as calculated using the modified treasury stock method, increased to $0.98 per fully diluted share compared to $0.43 per share for the first nine months of 1994. Pre-tax earnings in 1994 were impacted by $213,000 in securities losses and a charge of $385,000 to terminate a cap feature on an interest rate exchange contract. Securities transactions contributed $123,000 pre-tax to earnings in 1995. Adjusting for securities transactions and the termination charge, pre-tax earnings ("Core Earnings") totaled $2,639,000 for the first nine months of 1995 compared to $1,583,000 for the first nine months of 1994. Core earnings increased as a $28.1 million increase in average earning assets offset the slight decline in the net interest margin from 5.13% to 5.12%.

     Net interest income before provision for credit losses for the nine months ended September 30, 1995 was $10,847,000 an increase of $1,056,000 (11%) over the amount recorded during the same period in 1994. The Company's net interest margin decreased to 5.12% for the nine months ended September 30, 1995 from 5.13% for the nine months ended September 30, 1994. The net interest margin remained constant as a shift in deposits to the higher yielding certificates of deposit was offset by the Company's variable rate securities which have gradually reset to higher coupon rates. Negatively impacting net interest income were two interest rate swaps totaling $40 million notional (principal) amount. These swaps were initiated in January 1993 in order to lock in a specific return on the Company's variable rate loan portfolio. Under the terms of the two swaps, the Company receives a fixed rate of 7.215% for three years ending January 1996, while the Company pays the prime rate over the same period of time. At the prime rate of 8.75% in effect at the date of this filing, the expense of the two swaps approximates $51,000 per month. From January 1993 to September 30, 1995, the two swaps have decreased net interest income by $96,000 including $524,000 during the first nine months of 1995. The two swaps decreased net interest income by $99,000 during the first nine months of 1994.

     In November 1993, the Bank entered into a swap with a notional amount of $15,000,000. The effective date of the swap is May 26, 1994 and it covers a period of five years ending in May 1999. Under the terms of the swap, the Bank pays a rate of prime less 190 basis points while receiving the three-month LIBOR. The rate the Bank pays adjusts daily while the rate the Bank receives adjusts quarterly. The terms of the swap originally included an interest rate cap which was terminated in 1994 and an expense of $385,000 was recorded. Net interest income from May 1994 to September 30, 1995 was reduced by the swap by $177,000 including $100,000 during the first nine months of 1995 and $44,000 during the first nine months of 1994. As of the date of this report, the Company is paying 6.85% and receiving 5.9375%.

     Interest rate floor agreements are used to reduce the potential impact of lower interest rates which would reduce the interest income on loans and on certain securities. The Company has less flexibility in lowering the rates paid on deposits and lower interest rates tend to reduce the Company's net interest margin. The Company entered into three interest rate floor agreements during December 1994 and January 1995 for a total notional amount of $60 million. The agreements entitled the Company to receive from counterparties on a monthly basis the amounts, if any by which the one-month LIBOR rate falls below 6%. The floor agreements were for a period of three years. The average premium paid for the floor agreements was approximately

20 basis points ($120,000) and was being amortized over three years. In May, 1995, the Company sold the floor contracts for total consideration of $722,500. This amount is being amortized over the original three year term. From December 1994 to September 30, 1995, net interest income was increased by the floors by $79,000 and $80,000 during the first nine months of 1995.

     The Company has three classifications for securities purchased and management determines the appropriate classification at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, the securities are classified as held-to-maturity and are carried at historical cost, adjusted for accretion of discounts and amortization of premiums. Securities purchased to be held for indefinite periods of time and not intended to be held to maturity are classified as available-for-sale and carried at market value with the variance to book value adjusted for tax and added or subtracted from shareholders equity. The valuation on securities available-for-sale does not effect capital for regulatory purchases. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to seasonal funding needs or changes in interest rates. The Company has also established a trading account for securities that the Company intends to hold for a short period of time. Securities placed in the trading account typically are of maturities that differ from the maturities of securities held-to-maturity. Securities held as trading assets are stated at market value.

     At September 30, 1995 the Company's held-to-maturity portfolio totaled $126,708,000 compared to $120,735,000 at December 31, 1994 and $123,156,000 at
September 30, 1994. The Company's held-to-maturity portfolio consisted primarily of Government National Mortgage Association ("GNMA") pass-through securities including 15 year fixed rate ($28.4 million) and 30 year variable rate ($71.6 million) securities. The fixed rate securities have coupon rates between 7% and 9% and were purchased in 1992 with between four and seven points of premium and are subject to changes in yield in response to higher or lower levels of principal prepayments. As of October 1, 1995, the variable rate securities have current coupon rates between 6.0% and 7.375% and are repriced annually with the repricing dates of the securities held spread out over the next 12 months. The coupon rate is based on the 1 year Treasury Bill plus 150 basis points. At September 30, 1995, the yield on the one-year Treasury Bill was 5.68%. As interest rates move, the coupon rate will lag market rates as these securities reprice once per year. In addition, the most the coupon can rise is 100 basis points per year. These securities have interest rate caps of between 10.0% and 12.5%. The Company's held-to-maturity portfolio also contains $14.4 million in Small Business Administration securities ("SBAs"). These securities represent the guaranteed portions of loan pools and carry variable rates. The coupon rates are between prime minus 2% and prime plus .875% and either carry caps or are uncapped.

     At September 30, 1995 the Company's available-for-sale portfolio totaled $35.6 million compared to $47.0 million at December 31, 1994 and $33.5 million at September 30, 1994. At September 30, 1995, the Company's available-for-sale portfolio consisted of the following securities: 1) $18,787,000 in Collateralized Mortgage Obligation ("CMO") Premium Amortization Class ("PAC") bonds with variable rate structures based on one-month LIBOR; 2) $4,240,000 in a variable rate FNMA Remic CMO which contains various collateral and is based on the one-month LIBOR; 3) $8,246,000 in a GNMA 30 year variable rate pass-through security with a 6.125% coupon resetting on January 1, 1996; and 4) a $5,000,000 par value Treasury Bill maturing in December 1995. Overall, as interest rates rose, the yield on the Company's investment securities increased from 4.96% during the first nine months of 1994 to 6.32% for the first nine months of 1995.

     Other operating income, excluding securities transactions totaled $1,063,000 for the first nine months of 1995 compared to $1,133,000 for the same period in 1994. The decrease was due primarily to a reduction in mortgage banking fees which reflects the decline in mortgage refinancing. The Company's mortgage banking operations consist solely of a broker function. The Bank, as broker, packages all of the underwriting criteria and sends the material to a funding institution. The funding institution then approves or declines the loan and if approved, subsequently funds the loan directly. The Company earns the points and any documentation fees charged on the loan but is otherwise not involved in the loan.

     For the first nine months of 1995, other operating expenses decreased $200,000 or 2.2% compared to the same period in 1994. The decrease was due to the expense of $385,000 incurred during the first nine months of

1994 for the termination of interest rate caps which were a feature in an interest rate contract. Also, the Bank received a rebate on deposit insurance of $175,000 from the FDIC. Excluding the valuation expense and the FDIC rebate, other operating expenses increased 4.1% from the first nine months of 1994. This increase approximated the growth rate of assets which increased 4.7% from September 30, 1994 to September 30, 1995 and was primarily concentrated in salaries and employee benefits which increased $245,000 or 6.1% from the same period in 1994. A majority of this increase was related to staffing as full-time equivalent employees averaged 100 for the first nine months of 1995 compared to 93 over the same period in 1994. The other category with a significant increase was professional services which increased $77,000 or 14.7% from the first nine months of 1994. This category includes expenses for audits, consultants, recruiting fees and other services. Within this category, recruiting fees increased $45,000 to $55,000 as several officer positions were filled.

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

     During October 1995, FASB announced that certain elements of Statement of Financial Accounting Standards No. 115 entitled "Accounting for Certain Investments in Debt and Equity Securities (Statement 115) would be suspended for a period of time ending December 31, 1995. The October 1995 announcement allows financial institutions to make a one-time transfer of securities between the available-for-sale and held-to-maturity portfolios, by December 31, 1995 without penalty. The Company has not yet determined which securities if any will be transferred but any such reassignment is not expected to have a material effect on the financial position or results of the Company.

     The management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have material effect on the liquidity, capital resources or operations of the Company.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the three months ended September 30, 1995.

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 2, 1995                    PROFESSIONAL BANCORP, INC.
                                          (Registrant)

                                                 /s/  DANIEL S. RADER
                                          -------------------------------------
                                          Daniel S. Rader
                                          Chief Financial Officer and Treasurer