Form 10-K
period 1995-12-30
PROFESSIONAL BANCORP INC
filed 1996-04-01
CIK 700914

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995       Commission File No. 0-11223

                              PROFESSIONAL BANCORP, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Pennsylvania                                 95-3701137
- --------------------------------------------------------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

    606 Broadway, Santa Monica CA                90401
    (Address of principal executive offices)     (Zip code)

     Registrant's telephone number, including area code:   (310) 458-1521
- --------------------------------------------------------------------------------
     Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------

    Common Stock, $0.008 par value               American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  none

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No        .
                                                -------    --------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of Common Stock held by non-affiliates at March 20, 1996: $15,607,800.00

    Number of shares of Common Stock outstanding at March 20, 1996:  1,300,650.

    Documents incorporated by reference and parts of Form 10-K into which incorporated:

    Proxy Statement for Registrant's 1996 Annual Meeting of
    Shareholders to be filed within 120 days of fiscal year end      PART III

                                      FORM 10-K

                     TABLE OF CONTENTS AND CROSS REFERENCE SHEET

                                                           Page
                                                            in   Incorporation
                                                           10-K  by Reference
                                                           ----  -------------

PART I

    ITEM 1.   Business                                      3

    ITEM 2.   Properties                                   12

    ITEM 3.   Legal Proceedings                            13

    ITEM 4.   Submission of Matters to a Vote
              of Security Holders                          13

PART II

    ITEM 5.   Market  for Registrant's Common Equity
              and Related Stockholder Matters              13

    ITEM 6.   Selected Financial Data                      15

    ITEM 7.   Management's Discussion and
              Analysis of Financial
              Condition and Results of Operations          16

    ITEM 8.   Financial Statements and
              Supplementary Data                           37

    ITEM 9.   Disagreements on Accounting
              and Financial Disclosure                     37

PART III

    ITEM 10.  Directors and Executive Officers
              of the Registrant                            37        1996 Proxy
                                                                     Statement
    ITEM 11.  Director and Executive Officer
              Compensation                                 37        1996 Proxy
                                                                     Statement
    ITEM 12.  Security Ownership of Certain
              Beneficial Owners and Management             37        1996 Proxy
                                                                     Statement
    ITEM 13.  Certain Relationships and
              Related Transactions                         37        1996 Proxy
                                                                     Statement

PART IV

    ITEM 14.  Exhibits, financial Statement Schedules
              and Reports on Form 8-K                      37

              INDEX TO FINANCIAL STATEMENTS AND
              SCHEDULES                                    41

                                        PART 1
ITEM 1.  BUSINESS

HISTORY

    Professional Bancorp, Inc. (the "Bancorp") is a bank holding company engaged primarily in the commercial banking business through its wholly-owned subsidiary, First Professional Bank, N.A. (the "Bank"). Bancorp was organized under the laws of the State of California in July 1981 and reincorporated under the laws of the Commonwealth of Pennsylvania in August 1989. Both Bancorp and the Bank commenced operations in August 1982. On the commencement date, Bancorp purchased all of the outstanding stock of the Bank from the proceeds of its initial stock offering. Bancorp's principal asset is the stock of the Bank and, as the Bank's sole shareholder, the primary function of Bancorp is to coordinate the general policies and activities of the Bank.

PRINCIPAL MARKETING AREA AND CONCENTRATION

    The service area of the Bancorp and the Bank (the "Company") consists of the California counties of Los Angeles, Orange, Riverside, San Bernardino and Ventura with a full-service office at its Santa Monica headquarters and four full-service branches located in Beverly Hills, Tarzana, Pasadena and Redlands. In addition, the Company has limited service facilities in Los Angeles at Cedars Sinai Medical Center and the Hospital of the Good Samaritan. The Company is also beginning to develop business in the northern California counties surrounding the San Francisco Bay Area and the City of Sacramento. Since inception, the Company has operated an in-house courier service which permits the Company to serve areas outside of each branch's immediate vicinity.

    The Company directs its services towards the professional market place with a heavy emphasis on medical practitioners, and to a lesser extent, attorneys and accountants. There is no significant concentration of deposits in the Company or outstanding loans in the control of a single person or group though several health care companies maintain deposit balances of between 1% and 5% of the assets of the Company.

COMMERCIAL BANKING

    The Company is engaged in the general commercial banking business and provides a wide range of commercial banking services primarily directed towards the professional community. Services include those traditionally offered by commercial banks such as checking and savings accounts; time certificates of deposit; and commercial, consumer/installment, home equity and short-term real estate loans, with an emphasis on cash flow lending. The Company also offers cashier's checks, travelers checks, safe deposit boxes, collection services, night deposit facilities, wire transfers, notary services, contract collections, courier services, mortgage banking and six 24-hour automated teller machines located at the Company's Santa Monica, Cedars Sinai Medical Center, Tarzana, Pasadena, Redlands and the Hospital of the Good Samaritan facilities.

COMPETITION

    The Company faces strong competition both in attracting deposits and in making loans. The Company's competition in making loans comes principally from commercial banks, savings and loan associations, mortgage companies, and to a lesser degree, thrift and loan companies, credit unions and insurance companies. Many of the nation's largest commercial banks and savings and loan associations with which the Company competes have significantly greater lending limits than the Company and perform other services for their customers which the Company can offer only through correspondents or other vendors, if at all. Deregulation of the banking industry and increased competition from non bank entities for the cash balances of individuals and business have had and will continue to have a significant impact on the competitive position of the Company. Competition for loans tends to increase during periods of low interest rates. Among the advantages of these larger institutions are their ability to make larger loans, finance extensive advertising campaigns, access international money markets and generally allocate their investment assets to regions of highest yield and demand. Management believes that its most direct competition for deposits comes from commercial banks, stock brokerage firms, savings and loan associations, thrift and loan companies and credit unions. Additional significant competition for deposits may be expected to arise from corporate and governmental debt securities, as well as money market mutual funds. The Company does not have a significant market share of the deposit-taking or lending activities in northern or southern California.

    In order to compete with the other financial institutions in its service area, the Company relies principally upon local promotional activity, personal contacts by its officers, directors, founders, employees and shareholders and specialized services. The Company's promotional activities emphasize the advantages of dealing with a locally-owned and headquartered institution attuned to the particular needs of the community. For clients whose loan demands exceed the Company's lending limits, the Company attempts to arrange for such loans on a participation basis with its correspondent banks. The Company also assists clients requiring services not offered by the Company to obtain these services from its correspondent banks.

                              SUPERVISION AND REGULATION

THE EFFECT OF GOVERNMENTAL POLICY ON BANKING

    The earnings and growth of the Company are affected not only by local service area factors and general economic conditions, but also by governmental monetary and fiscal policies. For example, the Federal Reserve Bank (the "FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted.

    As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of the other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. In response to various business failures in the savings and loan industry and in the banking industry, in December 1991, Congress enacted, and the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") into law. FDICIA substantially revised the bank regulatory framework and deposit insurance funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

    Implementation of the various provisions of FDICIA is subject to the adoption of regulations by the various regulatory agencies and to certain phase-in periods. The effect of FDICIA on the Company cannot be determined until after all the implementing regulations are adopted by the agencies.

REGULATION AND SUPERVISION OF BANKS AND BANK HOLDING COMPANIES

    Bancorp is a bank holding company subject to the Banking Holding Company Act of 1956, as amended ("BHCA"). Bancorp reports to, is registered with, and may be examined by, the FRB. The FRB also has the authority to examine Bancorp's subsidiaries. The costs of any examination by the FRB are payable by Bancorp.

    The FRB has significant supervisory and regulatory authority over Bancorp and its affiliates. The FRB requires Bancorp to maintain certain levels of capital. See "-Capital Standards." The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See "-Prompt Corrective Action and Other Enforcement Mechanisms."

    Under BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires directly or indirectly, more than 5% of any class of voting shares or substantially all of the assets of any bank or bank holding company. Thus, Bancorp is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with Bancorp also would be required to obtain the approval of the FRB.

    In addition, and subject to certain exceptions, the Change in Bank Control Act (the "Control Act") and regulations promulgated thereunder by the FRB require any person acting directly or indirectly, or through or in concert with one or more persons, to give the FRB 60 days' written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under section 12 of the Securities Exchange Act (such as the Common Stock of Bancorp) if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 10% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the FRB issues a notice within the 60 days, or within certain extensions of such period, disapproving the same.

    Bancorp is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of any class of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

    The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing o or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

    Transactions between Bancorp and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from , or issue a guarantee, acceptance or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. Bancorp may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, Bancorp may not sell a low-quality asset to a depository institution subsidiary.

    The Community Reinvestment Act ("CRA") requires that, in connection with examinations of depository financial institutions within their jurisdiction, the FRB or the Office of the Comptroller of the

Currency (the "OCC") shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. In September 1994, President Clinton signed into law H.R. 3474, more commonly known as the "Riegle Community Development and Regulatory Improvement Act of 1994" (the "1994 Act"). In addition to establishment of a Community Development Financial Institutions Fund (the "Fund"), which will provide assistance to new and existing community development lenders to help to meet the needs of low- and moderate-income communities and groups, the new legislation covers a wide range of banking issues. these changes include modifications to the present publication requirements for Call Reports, less frequent regulatory examination schedules for small institutions, small business and commercial real estate loan securitization, amendments to the money laundering and currency transaction reporting requirements of the Bank secrecy Act, clarification of the coverage of the Real Estate Settlement Procedures Act ("RESPA") for business commercial and agricultural real estate secured transactions, amendments to the national flood insurance program, and amendments to the Truth in Lending Act to provide new protection for consumers by reducing discrimination against the disadvantaged.

    In September 1992, the FRB adopted a new regulation, Regulation DD, to implement the Truth in Savings Act (the "Savings Act") which was contained in FDICIA. The Savings Act and the new regulations require the Bank and other depository institutions to disclose fees, interest rates and other terms concerning deposit accounts to consumers before they open accounts. The Savings Act will also require the Bank to include information in periodic statements to clients about fees imposed, interest earned and the annual percentage yield earned on deposit accounts. The regulations also impose substantive limitations on the methods by which institutions determine the balance on which interest is calculated and rules which impose restrictions on advertisements for deposit accounts. Regulation DD became effective as of June 21, 1993. Compliance with the new rule has had no material impact on the Company's operations.

BANK REGULATION AND SUPERVISION

    As a national bank, the Bank is regulated, supervised and regularly examined by the OCC. Deposit accounts at the Bank are insured by the Bank Insurance Fund (the "BIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC"), to the maximum amount permitted by law. The Bank is also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law. As a result of a Report of Examination, in September ,1994 the Bank was deemed to having achieved compliance with a Commitment Letter made to the OCC in February, 1993 and is no longer subject to the Commitment Letter.

CAPITAL STANDARDS

    The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Government securities, to 100% for assets with relatively higher credit risk, such as certain business loans.

    In determining the capital level the Bank is required to maintain, the OCC does not, in all respects, follow generally accepted accounting principles ("GAAP") and has special rules which have the effect of reducing the amount of capital it will recognize for purposes of determining the capital adequacy of the Bank. These rules are called Regulatory Accounting Principles ("RAP"). Future changes in OCC regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends.

    A banking organization's risk-based capital ratios are obtained by dividing its total qualifying capital by its total risk-adjusted assets and off-balance sheet items. The regulators measure risk-adjusted assets and off-balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock (and with respect to bank holding companies a limited amount of cumulative perpetual preferred stock) and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, term preferred stock, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%.

    In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rage banking organizations, the minimum leverage ratio of Tier 1 capital to adjusted average total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    FDICIA requires the regulators to improve capital standards to take account of risks other than credit risk. On September 14, 1993, the federal banking agencies (excluding the Office of Thrift Supervision) published a proposed rule to take account of interest rate risk in calculating risk-based capital. Although the joint agency promulgation did not include any proposals relating to concentration of credit risk and risks of nontraditional activities, the proposed rule includes a supervisory model for taking account of interest rate risk. Under that supervisory model, institutions would report their assets, liabilities and off-balance sheet positions in time bands based upon their remaining maturities. The banking agencies would then calculate a net risk-weighted interest rate exposure. If that interest rate risk exposure were in excess of a certain threshold (1% of assets), the institution could be required to hold additional capital proportionate to that excess risk. Alternatively, the agencies have proposed making interest rage risk exposure a subjective factor in considering capital adequacy. Exposures would be measured in terms of the change in the present value of an institution's assets minus the change in the present value of its liabilities and off-balance sheet positions for an assumed 100 basis point parallel shift in market interest rates.
However, the banking agencies have proposed to let banks and bank holding companies use their own internal measurement of interest rate risk of it is declared adequate by examiners.

    On December 28, 1993, the FRB published a proposed rule to amend the capital adequacy guidelines for bank holding companies to include in Tier 1 capital the new component of common shareholders' equity created by SFAS No. 115 (as hereinafter defined). See "-Accounting Pronouncements" regarding treatment of unrealized gains and losses from certain securities.

    The following tables present the capital ratios for Bancorp and the Bank, compared to the standards for well-capitalized depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed adequately capitalized under applicable federal regulations, as of December 31, 1995 (amounts in thousands except percentage amounts).


                                              BANCORP
                       -----------------------------------------------------------
                                           WELL        MINIMUM    EXCESS CAPITAL
                            ACTUAL      CAPITALIZED    CAPITAL     OVER MINIMUM
                       CAPITAL   RATIO     RATIO     REQUIREMENT    REQUIREMENT
                       -------   -----     -----     -----------    -----------
CAPITAL GUIDELINES      (In thousands)                            (In thousands)
Leverage(1)            $18,022    5.72%     5.0%         4.0%        $  5,415
Tier 1 Risk-Based       18,022   12.47      6.0          4.0           12,282
Total Risk-Based        24,451   16.91     10.0          8.0           12,970

                                             THE BANK
                       -----------------------------------------------------------
                                           WELL        MINIMUM    EXCESS CAPITAL
                            ACTUAL      CAPITALIZED    CAPITAL     OVER MINIMUM
                       CAPITAL   RATIO     RATIO     REQUIREMENT    REQUIREMENT
                       -------   -----     -----     -----------    -----------
CAPITAL GUIDELINES      (In thousands)                             (In thousands)
Leverage1              $22,726    7.24%     5.0%         4.0%         $  10,162
Tier 1 Risk-Based       22,726   15.84      6.0          4.0             16,986
Total Risk-Based        23,537   16.40     10.0          8.0             12,056


(1) The minimum required by the FRB is 3%; for all but the most highly-rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

    FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions (but not bank holding companies), including but not limited to those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be places, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

    In September 1992, the federal banking agencies (other than the Office of Thrift Supervision) published uniform final regulations implementing the prompt corrective action provisions of FDICIA. An insured depository institution generally will be classified in the following categories based on capital measures indicate below (provided the institution is not operating under a capital order):

"WELL CAPITALIZED"                    "ADEQUATELY CAPITALIZED"
Total risk-based capital of 10%;      Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%; and  Tier 1 risk-based capital of 4%;
Leverage ratio of 5%.                 and Leverage ratio of 4%.1

"UNDERCAPITALIZED"                    "SIGNIFICANTLY UNDERCAPITALIZED"
Total risk-based capital              Total risk-based capital less than 6%;
less than 8%;                         Tier 1 risk-based capital less than 3%; or
Tier 1 risk-based capital             Leverage ratio less than 3%.
less than 4%; or
Leverage ratio less than 4%.(1)

"CRITICALLY UNDERCAPITALIZED"
Tangible equity to total assets less than 2%.

- -------------------

(1) 3% if the institution has the highest rating by regulators.

    An institution that, based upon its capital levels, is classified as "well capitalized", "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

    If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. the most important additional consequence is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days, or obtain the concurrence of the FDIC in another form of action.

    In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include, among other things, the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief were not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

SAFETY AND SOUNDNESS STANDARDS

    FDICIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, the use of brokered deposits and the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

    In addition to the statutory limitations, FDICIA requires the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions for such things as classified loans and asset growth. Although final regulations on the safety and soundness standards were required by law to be issued by August 1, 1993, and to become effective no later than December 1, 1993, final regulations have not yet been issued, and insured depository institutions are operating under regulations proposed in November 1993.

    In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS

    The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

    Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

    Section 1551 of the Pennsylvania Business Corporation Law of 1988 (the "PBCL") provides that the Board of Directors may authorize a business corporation to make distributions to shareholders subject to certain limitations. A distribution to shareholders may not be made if (I) the corporation would be unable to pay its debts as they become due in the usual course of business; or (ii) the total assets of the corporation would be less than the sum of its total liabilities, plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

PREMIUMS FOR DEPOSIT INSURANCE AND ASSESSMENTS FOR EXAMINATIONS

    FDICIA established several mechanisms to increase funds to protect deposits insured by the BIF administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the U.S. Treasury Department; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to provide insurance reserves of $1.25 for each $100 of insured deposits. The result of these provisions it that the assessment rate on deposits of BIF members could increase in the future. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

    As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. Beginning in 1996, depository institutions are charged a minimum of $500 per quarter. The highest premium rate is 31 cents for every $100 in insured domestic deposits, based on such institutions' capital levels and supervisory subgroup assignment. The Bank presently qualifies for the initial lowest premium rate of $500 per quarter. The FDIC has adopted a permanent risk-based assessment system effective January 1, 1994, which incorporates the same basic rate structure as those it proposed in December 1992. These amendments clarify the basis on which supervisory subgroup assignments are made by the FDIC, eliminate from the assessment classification review procedure the specific reference to an "informal hearing," provide for the assignment of new institutions to the "well-capitalized" assessment group, clarify that an institution is to make timely adjustments as appropriate, clarify the basis and report data on which capital group assignments are made for insured branches of foreign banks and expressly address the treatment of certain lifeline accounts for which special assessment treatment is given.

    FDICIA requires all insured depository institutions to undergo a full-scope on-site examination by their primary federal banking agency at least once every 12 months. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.

OTHER RECENTLY ENACTED AND PROPOSED LEGISLATION

    On August 10, 1993, the President signed into law the Omnibus budget Reconciliation Act of 1993 (the "Budget Act"), which contains numerous tax and other provisions (some of which are retroactive) which may affect financial institutions and their businesses. the retroactive increase in the corporate federal income tax rate included in the budget Act is not material to the Company's results of operations for 1993.

    The Budget Act also contained a provision that established a priority for depositors, or the FDIC as subrogee thereof, in the event of a liquidation or other resolution of an insured depository institution for which a receiver is appointed after August 10, 1993. Formerly, creditors of national banks shared the same status as depositors in pro rata distribution by receivers of failed banks. In substance, general unsecured creditors of depository institutions will not receive any payment on their claim unless the deposit obligations have been paid in full from recoveries on the filed institution's assets. In addition, under the existing cross-guarantee provisions of federal banking law, the FDIC has the power to estimate the cost of the failure of an insured depository institution and assess a charge against any financial institution affiliated with the failed institution. The extent to which the adoption of the depositor preference provision will generally increase the cost of nondeposit liabilities in the banking industry cannot be ascertained at this time.

    On December 17, 1993, the President signed into law legislation to provide additional funding for failed savings associations under the jurisdiction of the resolution Trust Corporation, which has been signed by the President. In addition to providing such funding, the legislation, among other things, makes it more difficult for the federal banking agencies to obtain prejudgment injunctive relief against depository institutions and parties affiliated with such institutions, extends the moratorium on depository institutions converting from Savings Association Insurance Fund insurance to BIF insurance or vice versa, and prohibits the FDIC from using any deposit insurance funds to benefit the shareholders of a failed or failing depository institution. The effect of this legislation cannot be accurately predicted.

ACCOUNTING PRONOUNCEMENTS

    In March of 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of" (SFAS No. 121"). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that a long-lived asset is determined to be impaired, an impairment loss shall be recognized. SFAS No. 121 prescribes that impairment losses for long-lived assets shall be measured as the amount by which the carrying amount of the asset exceeds its fair value. Additionally, SFAS No. 121 provides that long-lived assets, to be disposed by sale or abandonment, shall be reported at the lower of carrying amount of fair value less cost of disposition. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 will not have a material adverse effect on the financial position or results of operations.

    In October of 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or the equity instruments of the employer of the employer incurred liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock, and stock appreciation rights. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995.

The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning December 15, 1995 or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The adoption of SFAS No. 123 will not have a material adverse effect on financial position or results of operations.

EMPLOYEES

    As of December 31, 1995, the Bancorp had no salaried employees. All compensation of the Bancorp's four executive officers described below was paid by the Bank with a portion reimbursed by the Company. The Bank employed 103 full-time equivalent employees as of December 31, 1995, including the four executive officers of the Bancorp who also serve as executive officers of the Bank.

EXECUTIVE OFFICERS OF THE COMPANY

    Dr. Joel W. Kovner is the Bank's and the Bancorp's Chairman of the Board and Chief Executive Officer, Melinda McIntyre-Kolpin was the President of the Bank until her resignation effective February 9, 1996, David G. Rodeffer is the Executive Vice President and Chief Operating Officer of the Bank and Daniel S. Rader is the Bank's and the Bancorp's Chief Financial Officer, the Bank's Executive Vice President and Chief Investment Officer and the Bancorp's Treasurer. Dr. Kovner, Ms. McIntyre-Kolpin, Mr. Rodeffer and Mr. Rader are described in the section entitled "ELECTION OF DIRECTORS" of the Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of the Company's fiscal year, which is incorporated into this Form 10-K by reference.

ITEM 2.  PROPERTIES

    The principal executive offices of the Company are located in leased premises at 606 Broadway, Santa Monica, California. The original lease was signed on February 1, 1982 for a ten-year period with two five-year renewal options, covering the first floor and basement areas of the two-story building. On March 23, 1984, the Company renegotiated this lease to include the entire building and tenant improvements. In addition, both five-year options were exercised at that time, and one additional five-year option was also granted, permitting the Company to occupy the premises until January 31, 2007.

    The Company acquired its second full-service branch office at 9647 Brighton Way, Beverly Hills, California on April 30, 1984 and assumed the lease which calls for periodic rent adjustments and expires on February 1, 1999.

    The Company opened its third full-service office on December 1, 1986 at 5525 Etiwanda Street, Tarzana, California. The facility is located in a medical building known as the Tarzana Clark Medical Center. The lease calls for periodic rent adjustments and expires on November 30, 2001. The lease contains a five-year option to renew at the then comparable market rate for similar space.

    The Company opened its fourth full-service office on October 15, 1991 at 55 East California Blvd., Pasadena, California. The facility is located adjacent Huntington Memorial Hospital. The lease calls for periodic rent adjustments, and expires on December 15, 2001. The lease contains two five-year renewal options, the second of which adjusts the rent to the then comparable market rate for similar space.

    The Company opened its fifth full-service office also on October 15, 1991 at 10 North 5th Street, Redlands, California. The lease calls for periodic rent adjustments, and expires on June 1, 2001. The lease contains two five-year options which continue the periodic rate adjustments.

    The Company also leases two additional facilities. the first facility is a limited service office located at 8600 West 3rd Street, Los Angeles, California, in conjunction with an automated banking terminal facility.

The second facility, opened during 1992, is located at 9900 Norwalk Blvd, Santa Fe Springs, California, and contains the Company's note department and data processing operations. In January 1994, this facility was granted status as a full-service branch for the purpose of processing deposits. The lease calls for periodic rent adjustments, and expires on September 1, 2003. In January, 1994, the Company began operating an automated banking facility at 616 South Witmer Street, Los Angeles, in the Hospital of the Good Samaritan; there is no lease in effect at this location. All of the leased properties are suitable to the Company's needs and 100% of the leased areas were utilized in 1995.

ITEM 3. LEGAL PROCEEDINGS

    The Company is from time to time a party to various legal actions arising in the ordinary course of business. Management believes that there is no proceeding threatened or pending against Bancorp or the Bank which, if determined adversely, would have a material adverse effect on the business, financial position or results of operations of Bancorp or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of its stockholders during the fourth quarter of 1995.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

    The Company sold its shares of Common Stock on a best-efforts basis commencing May 12, 1982, at $7.62 per share. The offering was completed in August 1982. The Company's Common Stock began trading on the American Stock Exchange on December 3, 1991 under the symbol MDB. As of December 31, 1995, management estimated that there were 1,250 registered shareholders. On January 19, 1993, the Company completed a private offering of 341,775 shares of common stock at a price of $12.62 per share; 326,550 shares were purchased as of December 31, 1992. On June 23, 1995 the Company declared a 5% stock dividend paid on July 19, 1995.

    The following table sets forth the range of sales price for the Company's common stock for each of the quarters in the two years ended December 31, 1995 adjusting for the 5% stock dividend mentioned above:


                                        HIGH                LOW
                                        ----                ---
    1st Quarter 1994                   12.62               10.95
    2nd Quarter 1994                   11.79                8.33
    3rd Quarter 1994                   11.79                9.05
    4th Quarter 1994                   12.14                7.14
    1st Quarter 1995                    9.53                7.63
    2nd Quarter 1995                   11.00                8.92
    3rd Quarter 1995                   16.00               10.25
    4th Quarter 1995                   16.13               12.00


The foregoing reflects information available to the Company and does not necessarily include all trades in the Company's stock during the relevant period. According to information available to the Company, on March 20, 1996, the closing price of the Company's common stock was $12.00.

DIVIDENDS

    The Company has not paid any cash dividends since its formation. The Board of Directors of the Company decided not to pay cash dividends during 1994 and instead retained all earnings to support further growth of the Bank. The power of the board of directors of insured depository institutions to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if after such transaction, the institution would be under capitalized.

    Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

    In a policy statement adopted in November 1985, the Federal Reserve Board advised banks and BHC's that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, banks and their holding companies may find it difficult to pay dividends out of retained earnings from periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items such as sales of buildings, other large assets, or business segments in order to generate profits to enable payment of future dividends.

    The Company is a legal entity separate and distinct from its banking subsidiary, and is not currently intending to engage in any activities other than acting as a BHC. Accordingly, the Company's principal source of funds, including funds available for payment of cash dividends to stockholders, will consist of dividends paid and other funds advanced to the Company by its subsidiary. Statutory and regulatory requirements impose limitations on the amount of dividends payable by the Bank to the Company and on extensions of credit by the Bank to the Company.

    No national bank may, pursuant to 12 U.S.C. Section 56, pay dividends from its capital (which includes capital stock, undivided profits and surplus reserves for contingencies); all dividends must be paid out of net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the payment of dividends out of net profits of a national bank is further limited by 12 U.S.C. Section 60(a), which provides that until the surplus equals the amount of capital stock, dividends can only be paid of there has been transferred to the surplus find not less than one-tenth of the bank's net profits for the preceding half-year in the case of quarterly or semi-annual dividends. Pursuant to 12 U.S.C. Section 60(b), the approval of the OCC shall be required if the total of dividends declared by a bank in any calendar year exceeds the total of its net profits for that year, less any required transfers to surplus or to a fund for the retirement of any preferred stock.

    Section 1551 of the Pennsylvania Business Corporation Law of 1988 (the "PBCL") provides that the board of directors may authorize a business corporation to make distributions to shareholders subject to certain limitations. A distribution to shareholders may not be made if; (I) the corporation would be unable to pay its debts as they become due in the usual course of business; or (ii) the total assets of the corporation would be less than the sum of its total liabilities, plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table presents selected consolidated financial data for the Company at or for the five years ended December 31, 1995. The data for the five years ended December 31, 1995 are derived from the Company's audited Consolidated Financial Statements and the Notes thereto. The information below is qualified in its entirety by the detailed information and financial statements of the Company included elsewhere herein or incorporated by reference and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.


                                                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------

                                                        1995           1994           1993           1992           1991
                                                        ----           ----           ----           ----           ----
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Interest income                                    $ 20,903       $ 17,799       $ 15,092       $ 14,026       $ 13,966
  Interest expense                                      6,539          4,180          3,758          5,254          5,843
  Net interest income                                  14,364         13,619         11,334          8,772          8,123
  Provision for loan losses                             1,539            703            253            903            268
  Securities transactions, net                          1,018           (213)           398          3,748          1,707
  Noninterest income excluding
    securities transactions, net                        1,435          1,524          1,419          1,005            588
  Noninterest expense                                  12,090         12,093         10,624         10,048          8,247
  Income tax expense                                    1,182            881            922          1,062            795
  Net income                                            2,006          1,253          1,352          1,512          1,107
SHARE DATA:
  Primary earnings per share                         $   1.30       $   0.82       $   0.85       $   1.43       $   1.05
  Fully diluted earnings per share                   $   1.21       $   0.82       $   0.85       $   1.43       $   1.05
  Book value per share                               $  14.37       $  12.99       $  12.29       $  11.15       $   9.49
BALANCE SHEET DATA:
  Total assets                                       $322,165       $315,005       $257,677       $225,042       $204,148
  Total loans                                         100,085        103,745        117,803        115,851         96,385
  Securities held-to-maturity                          48,517        120,735         94,893         52,038            947
  Securities available-for-sale                        81,520         47,003         25,650         19,943         82,443
  Total deposits                                      297,466        293,631        241,144        209,829        183,487
  Stock subject to repurchase                               -              -            781          1,161          1,272
  Shareholders' equity                                 17,508         15,432         14,642         13,096          8,000
PERFORMANCE AND LEVERAGE RATIOS:
  Return on average total assets                         0.64%           .43%          0.53%          0.67%          0.65%
  Return on average equity                              12.40           8.78           9.80          16.63          14.56
  Average equity to average total assets                 5.14           5.27           5.36           4.00           4.49
  Net interest margin(1)                                 5.07           5.19           4.95           4.30           5.27
  Efficiency ratio(2)                                   71.89          81.00          80.78          74.29          79.16
ASSET QUALITY RATIOS:(3)
  Nonperforming loans to total loans                     4.18%          2.57%          2.04%          1.40%          0.42%
  Nonperforming assets:
    to total loans                                       4.27           2.67           2.13           1.40           0.42
    to total loans and OREO                              4.26           2.67           2.12           1.40           0.42
    to total assets                                      1.32           0.88           0.97           0.72           0.20
  Allowance for loan losses:
    to total loans                                       1.07           0.95           0.89           0.78           0.83
    to nonperforming loans                              25.64          36.91          43.70          55.45         199.25
    to nonperforming assets                             25.11          35.50          41.85          55.45         199.25
  Net charge-offs to average total loans                 1.45           0.69           0.09           0.81           0.38
RATIO OF EARNINGS TO FIXED CHARGES:(4)
  Excluding interest on deposits                         3.83x          3.16x          4.86x          2.49x          3.41x
  Including interest on deposits                         1.46           1.47           1.55           1.46           1.31


- ----------------------------------------

(1)Ratio of net interest income to total average earning assets.
(2)Efficiency ratio equals other expenses divided by noninterest income and net interest income.
(3)Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.
(4)Calculated by dividing income before taxes by fixed charges. Fixed charges
excluding interest paid on deposits consist of interest on   other borrowings,
the interest factor in rental expense and amortization of debt expense. Fixed charges including interest paid on deposits consist of the foregoing plus interest on deposits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The following presents management's discussion and analysis of the Company's consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with "Selected Consolidated Financial Data," the Company's Consolidated Financial Statements and the accompanying Notes.

       The Company's business strategy is to provide commercial banking products and services to individuals and other organizations related to the health industry and other professionals in California. The Company is seeking to increase its market share, through the opening of new branches in areas where there is a concentration of health care and health care related activities, through possible acquisitions of other financial institutions and/or branches within its target market and emphasizing the expertise and understanding of the medical marketplace that the Company has stressed since its inception.

       The Company posted net income of $2,006,000 for the year ended December 31, 1995 or 60% over the $1,253,000 in earnings reported for 1994. Fully diluted earnings per share for 1995 totaled $1.21 or 48% over the $.82 reported for 1994. While the net income for 1995 was higher than that reported in 1994, pre-tax income excluding gains or losses on securities transactions was slightly lower. For the year ended December 31, 1995, pre-tax income excluding investment transactions ("Core Earnings") totaled $2,134,000 versus $2,347,000 in the prior year. The primary reason for the decrease in core earnings was the increase in the provision for loan losses which totaled $1,539,000 in 1995 versus $703,000 in 1994.

       The Company continued to experience a low level of loan demand as total loans aggregated $100,085,000 at December 31, 1995 compared to $103,745,000 at December 31, 1994 for an annual decline of approximately 3.5%. Deposits increased 1% to $297,466,000 at December 31, 1995 compared to $293,631,000 at December 31, 1994. Overall deposit growth was slight with the growth concentrated in one area, time certificates of deposit (TCDs). Funds in noninterest-bearing and interest-bearing demand accounts are the least interest rate sensitive accounts and decreased $19.9 million or 15% during 1995. TCD's increased $34.2 million or 63%. The Company's Savings and money market accounts experienced a decline of 10% or $10.5 million primarily as the Company's clients moved funds into the higher yielding time certificates of deposit.

       At December 31, 1995, noninterest-bearing deposits comprised 33% of deposits compared to 39% at December 31, 1994 and interest-bearing demand deposits comprised 5% of deposits compared to 6% at December 31, 1994. Savings and money market accounts comprised 33% of total deposits at December 31, 1995 compared to 37% at December 31, 1994 and TCD's comprised 30% of total deposits at December 31, 1995 compared to 18% at December 31, 1994.

       As a matter of policy, the Company has not made long-term residential mortgage loans nor has it accepted trust deeds on property located outside the State of California as collateral for its loans. At December 31, 1995, nonperforming assets totaled $4,263,000 or 1.32% of total assets compared to $2,769,000 or .88% of total assets at December 31, 1994. Nonperforming assets increased by approximately $1,494,000 at December 31, 1995 compared to December 31, 1994. Net charge-offs increased to 1.45% of average loans in 1995 from 0.69% of average loans in 1994.

RESULTS OF OPERATIONS

       Earnings for the year ended December 31, 1995 increased by $753,000 to $2,006,000 compared to $1,253,000 in 1994. Fully diluted earnings per share increased to $1.21 in 1995 compared to $0.82 in 1994. Earnings were higher due to an increase in securities transactions from a loss of $213,000 for the year ended

December 31, 1994 to a gain of $1,018,000 in 1995. Core Earnings decreased to $2,134,000 from $2,347,000 due to an increase in the provision for loan loss of $836,000.

The following table presents for the periods indicated the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates.

                                                                          Year Ended December 31,
                                              ---------------------------------------------------------------------------------
                                                         1995                       1994                       1993
                                                         ----                       ----                       ----
                                                Average  Yield/            Average  Yield/            Average  Yield/
                                                Balance   Rate   Interest  Balance   Rate   Interest  Balance   Rate   Interest
                                                -------   ----   --------  -------   ----   --------  -------   ----   --------
Assets
Interest-earning assets:
 Securities                                   $ 160,612   6.47%  $10,395   $137,873   5.58%  $ 7,700  $ 95,737   5.28%  $ 5,052
 Loans(1)                                       100,985   9.18     9,267    111,446   8.55     9,524   115,421   8.26     9,529

 Federal funds sold                              21,074   5.83     1,228     12,849   4.45       571    17,380   2.91       506
 Repurchase agreements                                -                -          -      -         -      0.00      -
 Interest-earning deposits-banks                    596   2.18        13         84   4.16         4       337   1.64         6
                                              ---------  -----   -------   --------  -----   -------  --------  -----   -------
    Total interest-earning assets               283,267   7.38    20,903    262,252   6.79    17,799   228,875   6.59    15,092
Deferred loan fees                                  (74)                        (78)                      (102)
Allowance for loan losses                          (948)                     (1,077)                      (930)
Nonearning assets:
 Cash and due from banks                         25,226                      23,081                     23,496
 Premises and equipment                           1,603                       1,702                      1,798
 Accrued interest reveivable                      1,488                       1,184                      1,065
 Other assets                                     4,062                       5,005                      3,269
                                              ---------                    --------                    -------
    Total assets                              $ 314,624                    $292,068                   $257,472
                                              ---------                    --------                   --------
                                              ---------                    --------                   --------

Liabilities and shareholders' equity:
Interest-bearing liabilities:
 Interest-bearing demand deposits             $  14,396   0.73%  $   105   $ 14,907   0.72%    $ 107  $ 11,928     89%  $   106
 Savings and money market deposits              113,974   1.72     1,959    126,678   1.71     2,170   117,693   1.99     2,337
 Time deposits                                   74,639   5.07     3,786     37,697   3.49     1,316    34,789   3.13     1,088
 Convertible notes                                4,673  10.38       485      2,860  10.38       297         -   0.00         -
 Repurchase agreements                            3,458   5.90       204      4,469   3.50       156     1,394   1.94        27
 Stock subject to repurchase                          -   0.00         -        777  17.32       134     1,149  17.41       200
                                              ---------          -------   --------          -------  --------          -------
    Total interest-bearing liabilities          211,140   3.10     6,539    187,386   2.23     4,180   166,953   2.25     3,758
                                                                 -------                     -------                    -------

Noninterest-bearing liabilities:
 Noninterest-bearing demand deposits             85,116                      88,359                     75,635
 Other liabilities                                2,197                         943                      1,085
 Shareholders' equity                            16,171                      15,381                     13,798
                                              ---------                    --------                   --------
    Total liabilities and shareholders'
     equity                                   $ 314,624                    $292,068                   $257,472
                                              ---------                    --------                   --------
                                              ---------                    --------                   --------

Interest income as a percentage of average
 earning assets                                           7.38%                       6.79%                      6.59%
Interest expense as a percentage of average
 interest-bearing liabilities                             3.10                        2.23                       2.25
Net interest margin and income                            5.07    14,364              5.19    13,619             4.95    11,334
                                                                 -------                      ------                    -------
- -------------------------------------------------------------------------------------------------------------------------------

 (1)   Average balance amount and yield includes nonaccrual loans.

     NET INTEREST INCOME

     As reflected in the preceding table, the Company's primary source of revenue is net interest income, which is the difference between the interest income received on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income before provision for loan losses for the year ended December 31, 1995 was $14,364,000, an increase of $745,000 (5%) over the amount recorded in 1994.

The Company's net interest margin decreased to 5.07% for the year ended December 31, 1995 from 5.19% in 1994. The decrease in the net interest margin was primarily due to the increase in the higher cost of time certificates of deposits as well as the increased balances in that category. The rate on interest-bearing liabilities averaged 3.10% in 1995, higher by 0.87% from the average rate during 1994. Most of this cost shift was offset by the increase in the average rate on earning assets which rose 0.59% as most market interest rates were higher on average in 1995 than in 1994. The increase in net interest was limited by two interest rate swaps with a total notional (principal) amount of $40,000,000 initiated in January 1993 as a hedge on a portion of the Company's variable rate loan portfolio. Under the terms of the swaps, the Company receives a fixed rate of 7.215% for three years ending in January 1996, while the Company pays the prime rate over the same period of time (see Note 14 to consolidated financial statements).

       Net interest income before provision for loan losses was $13,619,000 in 1994, a 20% increase over 1993. The Company's net interest margin increased to 5.19% in 1994 compared to 4.95% in 1993. The net interest margin improved primarily due to the growth in deposits which were then placed in higher yielding assets. The increases in net interest-earning assets and interest-bearing liabilities during 1994 were due to growth of the Company.

       The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. The changes due to rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts. The effects of tax-equivalent yields have not been presented because they are not significant.

                                                    1995 Compared to 1994              1994 Compared to 1993
                                                    ---------------------              ---------------------
                                                Volume       Rate       Total        Volume       Rate       Total
                                                ------       ----       -----        ------       ----       -----
                                                                        (In thousands)
Net Interest Income Variance Analysis
Increase (decrease) in interest income:
   Investment securities                       $ 1,373     $ 1,322     $ 2,695     $ 2,338     $   310     $ 2,648
   Loans                                          (931)        674        (257)       (334)        330          (4)
   Federal funds sold                              443         214         657        (155)        220          65
   Repurchase agreements                           -           -           -           -           -           -
   Interest-bearing deposits - banks                11          (2)          9          (6)          4          (2)
                                               --------    --------    --------    --------     --------    --------
       Total                                       896       2,208       3,104       1,843         864       2,707

Increase (decrease) in interest expense:
   Interest-bearing demand deposits                 (3)          1          (2)         24         (23)          1
   Savings and Money Market deposits              (219)          8        (211)        170        (337)       (167)
   Certificates of deposit                       1,689         781       2,470          95         133         228
   Convertible notes                               188         -           188         148         149         297
   Repurchase agreements                           (41)         89          48          95          34         129
   Stock subject to repurchase                    (134)        -          (134)        (66)        -           (66)
                                               --------    --------    --------    --------     --------    --------
       Total                                     1,480         879       2,359         466         (44)        422
                                               --------    --------    --------    --------     --------    --------

Increase (decrease) in net interest income     $  (584)    $ 1,329     $   745     $ 1,377     $   908     $ 2,285
                                               --------    --------    --------    --------     --------    --------
                                               --------    --------    --------    --------     --------    --------

     In 1995, the increase in interest income of $3,104,000 was comprised of a $896,000 increase associated with the $21,015,000 increase in average interest-earning assets (primarily securities), and a $2,208,000 increase associated with an increase in the total yield on interest-earning assets (securities, loans and federal funds sold) to 7.38% in 1995 from 6.79% in 1994. The increase in total interest expense of $2,359,000 was comprised of a increase of $1,480,000 associated with the increase of $23,754,000 in average interest-bearing liabilities and a $879,000 decrease associated with an increase in the cost of funds to 3.10% in 1995 from 2.23% in 1994. The increase in the cost of funds occurred as funds shifted out of lower rates in transaction and savings and money market accounts and into higher yielding time certificates of deposit.

       In 1994, the increase in interest income of $2,707,000 was comprised of a $1,843,000 increase associated with the $33,377,000 increase in average interest-earning assets (primarily securities), and a $864,000 increase associated with an increase in the total yield on interest-earning assets (securities, loans and federal funds sold) to 6.79% in 1994 from 6.59% in 1993. The increase in total interest expense of $422,000 was comprised of a increase of $466,000 associated with the increase of $20,467,000 in average interest-bearing liabilities and a decrease of $44,000 related to the decrease in the cost of funds to 2.23% in 1994 from 2.25% in 1993. The slight decrease in the cost of funds occurred as lower rates in transaction and savings and money market accounts offset the higher expense of repurchase agreements and the convertible notes issued in May 1994.

       A changing interest rate environment can have a significant impact on the Company's net interest margin as measured against average earning assets and interest rate spread. Management monitors the Company's net interest margin and makes adjustments by repricing its loans and deposit products after giving effect to such factors as competition, the economic environment and expected maturities in the loan, investment securities and deposit portfolios.

       PROVISION FOR LOAN LOSSES

       The Company maintains an allowance for loan losses to cover the inherent risks of loss associated with its loan portfolio. See "-Balance Sheet Analysis
- - Credit Risk Management and Asset Quality." The provision for loan losses is charged against income and is applied to the allowance for loan losses. The provision for loan losses for 1995 was $1,539,000 compared to $703,000 in 1994 and $253,000 in 1993 reflecting, increased charge-offs with two loans totaling $776,000. Net charge-offs to average loans increased to 1.45% in 1995 compared to 0.69% in 1994 and 0.09% in 1993.

       OTHER INCOME

       The increase in other income of $1,142,000 (87%) in 1995 compared to the previous year was primarily attributable to an increase in securities transactions which totaled $1,018,000 in 1995 compared to a loss of $213,000 in 1994. Excluding securities transactions, other income decreased by $88,000 (6%) in 1995 compared to 1994 as an increase in service charges on deposits was offset by a decline in mortgage banking fees. Mortgage banking operations were initiated in 1992 and consist solely of a broker function. The Company, as broker, provides all loan documentation required by the applicable underwriting criteria and sends the material to a funding institution. The funding institution then approves or declines the loan and, if approved, subsequently funds the loan directly. The Company earns the points and any documentation fees charged on the loan but is otherwise not involved in the loan.

       The decrease in other income of $506,000 (28%) in 1994 compared to the previous year was primarily attributable to a decrease in securities transactions which totaled a loss of $213,000 in 1994 compared to a gain of $398,000 in 1993. Excluding securities transactions, other income increased by $105,000 (7%) in 1994 compared to 1993 resulting from the Company's growth in service charges on deposits which offset a decline in mortgage banking fees.

       OTHER OPERATING EXPENSES

       The following table summarizes changes in other operating expenses for the years ended December 31, 1995, 1994 and 1993.

                                                             December 31,             Increase(Decrease)
                                                    ------------------------------   --------------------
                                                      1995      1994       1993     1995/1994  1994/1993
                                                      ----      ----       ----     ---------  ---------
                                                                     (In thousands)
Other Operating Expenses:
Salaries and employee benefits                     $  5,859   $  5,476   $  5,259    $   383    $   217
Occupancy                                             1,382      1,429      1,466        (47)       (37)
Legal fees                                              799        659        413        140        246
Furniture and equipment                                 736        688        604         48         84
Professional services                                   605        536        279         69        257
FDIC assessment                                         321        576        526       (255)        50
Office supplies                                         281        209        210         72         (1)
Other assessments                                       271        259        211         12         48
Telephone                                               227        213        175         14         38
Audits, Accounting and Examinations                     149        160        107        (11)        53
Postage                                                 147        144        120          3         24
Imprinted checks                                        121        145        136        (24)         9
Messenger service                                       121        102        159         19        (57)
Donations                                               113        160        101        (47)        59
Meetings and business development                        66        115        173        (49)       (58)
Termination of interest rate exchange Contract          -          385        -         (385)       385
Other                                                   892        837        685         55        152
                                                    --------   --------   --------   --------   --------

Total other operating expenses                     $ 12,090   $ 12,093   $ 10,624   $     (3)  $  1,469
                                                    --------   --------   --------   --------   --------
                                                    --------   --------   --------   --------   --------

       Other operating expenses decreased by $3,000 for the year ended December 31, 1995 compared to the previous year with the largest variance being the $385,000 incurred in 1994 for the termination of caps in an interest rate exchange Contract. Other areas with significant variances included salaries and employee benefits which increased $383,000 and FDIC assessment which decreased $255,000.

       The increase in salaries and employee benefits of $383,000 (7%) in 1995 was primarily related to an increase in staff as the number of full-time equivalent employees totaled 107 at December 31, 1995 compared to 96 at December 31, 1994. The increase in salaries and employee benefits of $217,000 (4%) in 1994 was also primarily related to an increase in staff which offset a reduction in worker's compensation insurance. Occupancy expenses decreased $47,000 (3%) in 1994 as rent was reduced at two of the Company's locations, one in February 1994 and one in July 1994. The decrease of $37,000 (3%) in 1994 occurred due to the rent reductions mentioned above.

       Legal fees increased $140,000 (21%) in 1995 after increasing $246,000 (60%) in 1994 due to increased costs of loan collection on several large credits. While some of these fees may be reimbursed at settlement, the Company expenses such legal fees as incurred. Furniture and equipment increased by $48,000 (7%) in 1995 as the Company upgraded its mainframe computer. Furniture and equipment increased by $84,000 (14%) in 1994 due to the purchase of a telephone system and upgrading local area networks and the related personal computers.

       Professional services increased by $69,000 (13%) in 1995 due to projects to outside consultants for loan compliance and assistance with the Community Reinvestment Act (CRA). Professional services increased by

$255,000 (92%) in 1994 as the Company began utilizing several consulting companies for various projects including a profitability system, a telephone system and regulatory compliance.

       FDIC assessments decreased by $255,000 (44%) in 1995 as the deposit insurance premiums dropped from twenty-three cents per one hundred dollars of deposits to four cents. The FDIC assessment was reduced to the legal minimum of $500 dollars per quarter in 1996. See "Supervision and Regulation - Premiums for Deposit Insurance and Assessments for Examinations." FDIC assessments increased by $50,000 (5%) in 1994 due to an increase in deposits. Office supplies increased $72,000 (34%) in 1995 primarily due to increased costs of data processing. The cost of Office supplies was virtually unchanged in 1994 decreasing $1,000 from 1993.

       Other assessments, primarily check processing charges by the Federal Reserve Bank and correspondent banking charges increased $12,000 (5%) after increasing $48,000 (23%) in 1994. The increases in both years primarily reflected the growth in volume and the increased utilization of correspondent bank processing of deposits received outside of the Company's immediate area. Telephone expenses increased $14,000 (7%) in 1995 after increasing $38,000 (22%) in 1994. These increases occurred as the volume of calls has increased as has the usage of cellular phones. Audits, accounting and examinations decreased $11,000 (7%) after increasing $53,000 (50%) in 1994. There were fewer projects in 1995 but overall, there continues to be more in-depth auditing as the Company has grown in both size and function.

       Postage increased $3,000 (2%) in 1995 as an increase in postal rates was offset by greater utilization of in house couriers for monthly statements. Postage increased $24,000 (20%) in 1994 due to a higher use of over night delivery in place of a messenger. Imprinted checks decreased $24,000 (16%) in 1995 after increasing $9,000 (6%) in 1994. The increase in 1994 was due to the higher volume of checks written by the Company's clients. Messenger service increased $19,000 (19%) in 1995 but this was offset by charging certain clients for additional courier stops for stops between their offices which were not bank related. Messenger service decreased $57,000 (36%) in 1994 due to switching some clients of the Company from an outside messenger service to over night mail and more efficient routes performed by the Company's in-house couriers. Donations decreased $47,000 (29%) in 1995 after increasing $59,000 (58%) in 1994. The increase in 1994 was due to the sponsorship of several events. Meetings and business development decreased $49,000 (43%) in 1995 after decreasing $59,000 (34%) in 1994. The lower expenses were due to a reduction in both the number of out-of-town conferences being attended and the number of people attending conferences.

       Other expenses increased $55,000 (7%) in 1995 after increasing $152,000 (22%) in 1994. The increase in 1995 was primarily due to increases in promotional expenses such as advertising, brochures and subscriptions (up a combined $75,000) and the amortization of convertible note expenses (up $44,000). recruiting fees (up $19,000) and OREO expense (up $18,000). The increase in 1994 was also spread across promotional expenses such as advertising, brochures and subscriptions (up a combined $67,000) as well as operating losses (up $32,000) and director fees (up $38,000). The ratio of other operating expenses to average assets totaled 3.84% in 1995 compared to 4.14% in 1994 and 4.13% in 1993.

       INCOME TAXES

       The effective tax rate for 1995 was 37.1% compared with the effective tax rate of 41.3% in 1994 and 40.8% in 1993. 1995's tax rate was lower due to the exercise of nonqualified stock options and the exercise and sale of qualified stock options.

BALANCE SHEET ANALYSIS

       Average deposits increased $20,484,000 (8%) in 1995 to $288,125,000 from $267,641,000 in 1994 and increased $27,596,000 (11%) in 1994 from $240,045,000 in 1993, while average loans decreased $10,461,000 (9%) in 1995 to $100,985,000 from $111,446,000 in 1994 and decreased $3,975,000 (3%) in 1994 from
$115,421,000 in 1993.  Average securities increased $22,739,000 (16%) in 1995 from $137,873,000 in 1994 and increased $42,136,000 (44%) in 1994 from
$95,737,000 in 1993. The growth in deposits resulted principally from the consolidation of the health care industry. Whether Company's clients were purchased or did the purchasing, the result generated deposits through additional business. The deposits were primarily placed in securities. Loans decreased as loan demand diminished among the Company's clients.

       As deposits have shifted into more volatile time certificates of deposit, the Company has shifted balance sheet assets into cash from securities. The Company's securities (held-to-maturity and available-for-sale less valuation) decreased to $130,037,000 at December 31, 1995 from $167,738,000 at December 31, 1994. Similarly Federal funds sold increased to $42,400,000 at December 31, 1995 from $10,500,000 at December 31, 1994.

       LOAN PORTFOLIO

       The Company concentrates its lending activities in three principal areas: commercial loans, equity lines of credit and installment loans. Commercial loans include real estate secured commercial loans and other commercial loans. Lines of credit include equity lines, overdraft protection lines and other secured and unsecured lines of credit. Installment loans include auto and boat loans and other loans for personal use. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loan, whether the loan has a fixed or variable rate, the borrowers' depository relationships with the Company, and prevailing market rates.

       Although the risk of non-payment exists with respect to all loans, certain other specific risks are associated with each type of loan. The primary risks associated with commercial loans, including real estate secured commercial loans, are the quality of the borrower's management and a number of economic and other factors, including competition, insufficient capital, changes in laws and regulations and general changes in the marketplace, which induce business failures and cause the value of business assets pledged to secure the loan to depreciate. The Company's portfolio concentration in the health care industry exposes the Company to the risk that adverse developments in this sector, including any such developments resulting from proposed health care reform, could negatively affect the abilities of these borrowers to repay their loans. Equity lines of credit, installment loans and other lines of credit are affected primarily by domestic instability and a variety of factors that may lead to the borrower's unemployment, including deteriorating economic conditions in one or more segments of a local or broader economy.

       The following table sets forth the amounts of loans outstanding by type of credit extension as of the dates indicated.

                                                                     December 31,
                                              ----------------------------------------------------------
                                                1995        1994        1993        1992       1991
                                                ----        ----        ----        ----       ----
                                                                   (In thousands)
Loan Categories:
Commercial                                   $  77,012   $  83,239   $  94,406   $  89,088   $  71,454
Real estate secured commercial                  13,241       8,863       9,655      11,162       9,027
                                              ---------   ---------   ---------   ---------   ---------
   Subtotal                                     90,253      92,102     104,061     100,250      80,481
Equity lines of credit                           6,070       7,195       8,138       8,444       7,975
Other lines of credit                            1,997       2,119       2,261       2,426       1,972
Installment                                      1,625       2,072       2,887       4,047       5,201
Lease financing                                    140         257         456         684         756
                                              ---------   ---------   ---------   ---------   ---------

   Total loans                                 100,085     103,745     117,803     115,851      96,385

Less:allowance for loan losses                  (1,070)       (983)     (1,048)       (900)       (801)
Less:deferred loan fees, net                       (71)        (82)        (78)       (120)        (46)
                                              ---------   ---------   ---------   ---------   ---------
   Net loans                                    98,944     102,680     116,677     114,831      95,538
                                              ---------   ---------   ---------   ---------   ---------
                                              ---------   ---------   ---------   ---------   ---------

Fixed rate                                      11,240       7,756       7,703      14,355      17,779
Variable rate                                   88,845      95,989     110,100     101,496      78,606
                                              ---------   ---------   ---------   ---------   ---------
   Total loans                                 100,085     103,745     117,803     115,851      96,385
                                              ---------   ---------   ---------   ---------   ---------
                                              ---------   ---------   ---------   ---------   ---------

       There were no categories of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table. There were no construction loans outstanding at December 31, 1995 and 1994.

       The Company generally underwrites loans on the basis of adequate current cash flow and does not look to collateral as a primary source of repayment. The Company's loan policies are believed by management to conform with applicable regulatory lending standards.

       COMMERCIAL LOANS AND REAL ESTATE SECURED COMMERCIAL LOANS.  The
Company's commercial and real estate secured commercial loans totaled $90,253,000 or 90% of total loans and $92,102,000 or 89% of total loans at December 31, 1995 and 1994, respectively. Real estate secured commercial loans totaled $13,241,000 at December 31, 1995 and $8,863,000 at December 31, 1994.
Commercial and real estate secured commercial loans consist primarily of short- to medium-term financing for small- to medium-sized health care-related companies located in southern California. The commercial and real estate secured commercial loans are primarily concentrated in the same sectors of the medical community as the Company's deposit base is drawn from: solo medical practitioners; small groups; large single-specialty groups; multispecialty medical groups and other outpatient health care companies; and medical billing companies. Commercial and real estate secured commercial loan clients have annual sales of up to $500 million. Approximately 73% of total loans at December 31, 1995 were commercial loans which were unsecured or secured by various personal property assets, including equipment, receivables and capitation payments. As a matter of policy, the Company's commercial loan borrowers are required to submit financial statements and other financial data (for example, accounts receivables and enrollment summaries) on a periodic basis, at least annually, to loan officers for their review in monitoring the financial position and cash flows of these borrowers. Under this policy, management generally places a higher level of scrutiny on borrowers who fail to submit the required financial information. Additionally, senior lending officers review delinquency reports and borrowers' payment histories to monitor potential problem loans. On those commercial loans secured by real estate, loan-to-value ratios at the loan origination date generally range from approximately 30% to 80%. Approximately 13% of total loans at December 31, 1995 were commercial loans secured by real estate, but because the Company's commercial loans are repaid typically through cash flows from the borrowers' business with shorter term amortization (three to five years), the commercial loans are not classified by the Company as real estate-mortgage loans.

       EQUITY LINES OF CREDIT. At December 31, 1995 and 1994, equity lines of credit aggregated approximately $6,070,000 or 6% of total loans, and $7,195,000 or 7% of total loans, respectively. Loan-to-appraised value ratios at the loan origination date range up to 85% and all such loans have variable rate structures. Most of these lines of credit are secured by junior trust deeds on residential real estate.

       OTHER LINES OF CREDIT. At December 31, 1995 and 1994, other lines of credit aggregated approximately $1,997,000 or 2% of total loans, and $2,119,000 or 2% of total loans, respectively. Other lines of credit are generally unsecured and include overdraft protection lines and revolving lines of credit.

       INSTALLMENT LOANS. At December 31, 1995 and 1994, installment aggregated approximately $1,625,000 or 2% of total loans, and $2,072,000 or 2% of total loans, respectively. This loan category primarily includes automobile loans. Loan-to-appraised value ratios at the loan origination date range up to 100% for automobile installment loans.

       The following table shows the maturity distribution of the Company's loans outstanding at December 31, 1995, which based on remaining scheduled repayments of principal, were due within the periods indicated.

                                            December 31, 1995
                               --------------------------------------------
                                           After One     After
                                Through     through       Five
                                One Year   Five Years    Years       Total
                               ----------  ----------    -----       -----
                                              (In thousands)
Maturity Distribution:
Commercial                    $  54,304   $  22,433   $     275   $  77,012
Real estate commercial            2,967       7,683       2,591      13,241
Equity lines of credit            1,227       4,190         653       6,070
Other lines of credit             1,266         731           -       1,997
Installment                         700         886          39       1,625
Lease financing                      56          84           -         140
                              ---------   ---------   ---------   ---------

   Total                      $  60,520   $  36,007   $   3,558   $ 100,085
                              ---------   ---------   ---------   ---------

Fixed rate                        6,149       4,243         848      11,240
Variable rate                    54,371      31,764       2,710      88,845
                              ---------   ---------   ---------   ---------

   Total                      $  60,520   $  36,007   $   3,558   $ 100,085
                              ---------   ---------   ---------   ---------
                              ---------   ---------   ---------   ---------

- ---------------------------------------------------------------------------

       LOAN COMMITMENTS

       In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional (principal) amount of those instruments. At December 31, 1995 and 1994 , the Company had commitments to extend credit of approximately $50,415,000 and $46,739,000, respectively and obligations under standby letters of credit of approximately $4,984,000 and $3,755,000, respectively.

       Standby letters of credit are conditional commitments issued by the Company to support the performance of a client to a third party. Those standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. All such standby letters of credit are extended for a period of 12 months or less. In making commitments and issuing letters of credit, the Company uses credit policies similar to those used in connection with extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, capitation payments and income-producing commercial real estate.

       CREDIT RISK MANAGEMENT AND ASSET QUALITY.

       Management believes that the objective of a sound credit policy is to extend loans to qualified customers while controlling risk affecting shareholders and depositors. The loan committee, made up of members of the Board of Directors of the Bank, approves credit policy and reviews asset quality and compliance with credit policy. Management performs reviews of loan quality and monitors the progress of watch list loans, some of which may require an action plan for rehabilitation or refinancing. In addition, credit underwriting guidelines are periodically reviewed and adjusted to reflect current economic conditions and industry practices.

       In accordance with management's credit administration policy, loans are placed on nonaccrual status when the full collection of principal or interest is doubtful. Generally, this means that loans are put on nonaccrual status when interest is 90 days or more past due, unless the loan is well secured and in the process of collection. Interest income which would have been earned on such nonaccrual loans for the year ended December 31, 1995, had such loans complied with their original terms, totaled approximately $363,000.

       The table below sets for information about nonperforming assets (which included nonaccrual loans and OREO), accruing loans 90 days or more past due and certain ratios:

                                                                          December 31,
                                                   ---------------------------------------------------------
                                                     1995        1994        1993        1992        1991
                                                     ----        ----        ----        ----        ----
                                                                       (In thousands)
Nonperforming Assets:
Nonperforming loans                               $   4,173   $   2,663   $   2,398   $   1,623   $     402
Other real estate owned (OREO)                           90         106         106           -           -
                                                  ---------   ---------   ---------   ---------   ---------
Total nonperforming assets                            4,263       2,769       2,504       1,623         402
                                                  ---------   ---------   ---------   ---------   ---------
                                                  ---------   ---------   ---------   ---------   ---------

Accruing loans 90 days or more past due           $     632   $     964   $       8   $      41   $     358
                                                  ---------   ---------   ---------   ---------   ---------

Nonperforming loans to total loans(1)                  4.18%       2.57%       2.04%       1.40%       0.42%
Nonperforming assets(1)
to total loans                                         4.27        2.67        2.13        1.40        0.42
to total loans and OREO                                4.26        2.67        2.12        1.40        0.42
to total assets                                        1.32        0.88        0.97        0.72        0.20

- -------------------------------------------------
(1)Nonperforming loans and nonperfoming assets do not include accruing loans 90 days or more past due.

       Nonperforming assets increased at December 31, 1995 compared to December 31, 1994 by approximately $1,494,000 to $4,263,000. Nonperforming assets included a nonaccrual commercial loan to a single borrower in the amount of $2,300,000. The Company is finalizing several agreements which will result in the acquisition of assets in satisfaction of this loan. The underlying assets include two partnership interests and a promissory note. This loan has been written down to the fair value of the underlying collateral. The remaining nonperforming assets primarily consist of commercial loans with several in various stages of litigation.


       ALLOWANCE FOR LOAN LOSSES

       Management's determination of the allowance for loan losses requires the use of estimates and assumptions related to the risks inherent in the loan portfolio which management believes are reasonable. Actual results could, however, differ significantly from those estimates. In connection with the determination of the allowance for loan losses and the valuation of real estate loans, management generally obtains independent appraisals for all properties. Management believes its current appraisal policies generally conform to federal regulatory guidelines.

       An evaluation of the overall quality of the portfolio is performed to determine the necessary level of the allowance for loan losses. This evaluation takes into consideration the classification of loans and the application of loss estimates to these classifications. The Company classifies loans as pass, watch, special mention, substandard, doubtful, or loss based on classification criteria believed by management to be consistent with the criteria applied by the Company's banking examiners. These classifications and loss estimates take into consideration all sources of repayment, underlying collateral, the value of such collateral, current and anticipated economic conditions, trends, and uncertainties and the historical accuracy of specific reserves attached to loans with serious perceived weakness. The Company utilizes migration analysis as another means to assist management to determine the necessary level of the allowance for loan losses. Migration analysis involves examining historic net charge-offs to estimate probable losses inherent in the loan portfolio. The above processes provide management with data that help to identify and estimate the credit risk inherent in the portfolio so that management may identify potential problem loans on a timely basis. The allowance for loan losses reflects the result of these estimates. Based on information available at December 31, 1995, management believed the $1,070,000 allowance for loan losses, which constituted 1.07% of total loans, was adequate as an allowance against probable and estimable losses and management's assessment of risk in the portfolio.

       The Company has experienced some fluctuation in the provisions for loan losses due primarily to varying levels of net charge-offs and a steady decline in loans. Net charge-offs were moderate in 1994 and increased in 1995 primarily due to two loans which combined represented charge-offs of $776,000. Management believes the allowance and related provision for loan losses will increase or decrease in future periods commensurate with loan growth. While the Company's policy is to charge off in the current period those loans in which a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. As this risk is continually changing in response to factors beyond the control of the Company, such as the state of the economy, management's judgment as to the adequacy of the allowance for loan losses in future periods is necessarily an approximate one. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

       The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity.

                                                                              December 31,
                                                       ---------------------------------------------------------
                                                          1995        1994        1993        1992        1991
                                                          ----        ----        ----        ----        ----
                                                                            (In thousands)
Allowance for Loan Losses:
Balance of allowance for loan losses
  at beginning of period                               $     983   $   1,048   $     900   $     801   $     871
Provision for loan losses                                  1,539         703         253         903         268
Charge-offs:
  Commercial                                               1,166         701         176         407         251
  Real estate secured commercial                             396           -           -         211           -
  Equity lines of credit                                       -          71           -         116           -
  Other lines of credit                                       16          13          40          23          50
  Installment                                                 11          95           -          60          69
  Lease financing                                              -           -           -          11           1
                                                       ---------   ---------   ---------   ---------   ---------
    Total charge-offs                                      1,589         880         216         828         371
                                                       ---------   ---------   ---------   ---------   ---------

Recoveries:
  Commercial                                                 113          91         111          19          27
  Real estate secured commercial                              22           -           -           -           -
  Equity lines of credit                                       -           -           -           -           -
  Other lines of credit                                        2           3           -           5           5
  Installment                                                  -          18           -           -           1
  Lease financing                                              -           -           -           -           -
                                                       ---------   ---------   ---------   ---------   ---------
    Total recoveries                                         137         112         111          24          33
                                                       ---------   ---------   ---------   ---------   ---------

Net charge-offs                                            1,452         768         105         804         338
                                                       ---------   ---------   ---------   ---------   ---------
Balance at end of period                               $   1,070   $     983   $   1,048   $     900   $     801
                                                       ---------   ---------   ---------   ---------   ---------
                                                       ---------   ---------   ---------   ---------   ---------

Loans outstanding at period-end                        $ 100,085   $ 103,745   $ 117,803   $ 115,851   $  96,304
Average loans                                             99,923     111,446     115,421      99,590      88,677

Net charge-offs during the period to average loans          1.45%       0.69%       0.09%       0.81%       0.38%
Allowance for loan losses:
  to total loans                                            1.07        0.95        0.89        0.78        0.83
  to nonperforming loans(1)                                25.65       36.91       43.70       55.45      199.25
  to nonperforming assets(1)                               25.11       35.50       41.85       55.45      199.25

- ------------------------------------------------------
(1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.

       The following table shows the historical allocation of the Company's allowance for loan losses and the percent of loans in each category to total loans at the dates indicated.


                                                                          December 31,
                                 -------------------------------------------------------------------------------------------------
                                  1995                1994                1993                1992                1991
                               Allowance           Allowance           Allowance           Allowance           Allowance
                               for loan     % of   for loan     % of   for loan     % of   for loan     % of   for loan     % of
                                Losses      loans   Losses      loans   Losses      loans   Losses      loans   Losses      loans
                                ------      -----   ------      -----   ------      -----   ------      -----   ------      -----
Loan Categories:
Commercial                      $   711        77   $   587        80   $   797        80   $   576        77   $   554        74
Real estate secured commercial       46        13        76         9       122         8        23        10        -          9
Equity lines of credit              118         6       220         7        61         7        63         7        24         8
Other lines of credit                 7         2         7         2        12         2        12         2        10         2
Installment                           5         2         5         2         7         2        20         3        26         6
Lease financing                      -         -          1        -          1         1         2         1         4         1
Unallocated                         183        -         87        -         48        -        204        -        183        -
                                -------   -------   -------   -------   -------   -------   -------   -------   -------   -------

Total                           $ 1,070       100%  $   983       100%  $ 1,048       100%  $   900       100%  $   801       100%
                                -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                -------   -------   -------   -------   -------   -------   -------   -------   -------   -------

       The Bank adopted Statement of Financial Accounting Standards No. 114 (SFAS 114) "Accounting by Creditors for Impairment of a Loan" and No. 118 (SFAS
118) "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" which amended certain provisions of SFAS 114 on January 1, 1995. The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Impairment of a loan is measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by creating a valuation allowance with a corresponding charge to provision for loan losses

       SECURITIES

       In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies its investment in debt and equity securities as held-to-maturity, available-for-sale or trading securities as applicable. Securities held-to-maturity are those securities for which the Company has the ability and intent to hold the security until maturity. Trading securities consisting of U.S. Government and agency obligations are acquired and sold to benefit from short-term movements in market prices. All other securities are classified as available-for-sale.

       Securities held-to-maturity are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading securities are carried at fair value and are recorded as of their trade dates. Gains or losses on trading securities, both realized and unrealized, are recognized currently in income. Securities designated as available-for-sale are recorded at fair value. Change in the fair value of debt securities available-for-sale are included in stockholders' equity as unrealized gains (losses) on securities available-for-sale, net of taxes. Unrealized losses, on securities reflecting a decline in value judged to be other than temporary, are charged to income in the consolidated statements of operations. Unrealized gains and losses and realized gains and losses on securities are computed on a specific identification basis.

       At December 31, 1995, all of the Company's securities which reprice with a frequency of annually or more frequently were classified as available-for-sale. Additionally, all of the Company's Collateralized Mortgage Obligations (CMO's) were also classified as available-for-sale. The Company's CMO's had a
total fair value of $37,576,000 which included several securities.   One CMO,
with a fair value of $5,010,000 was a Premium Amortization Class ("PAC") bond with a fixed 6.5% coupon and all principal scheduled to be paid between 1996 and 2000. Another CMO, with a fair value of $10,215,000 was a PAC bond that floats at 110 basis over the eleventh district cost of funds index and has a cap of 10%. The remaining CMO's were all variable rate using the one-month London Interbank Offering Rate ("LIBOR") as the rate index. These CMO's had rates capped at between 9% and 10.% and included PACs with a total fair value of $18,135,000 repricing monthly thereafter at 55 to 65 basis points over the one-month LIBOR. The remaining CMO had a fair value of $4,061,000 which reprices monthly at a stated 200 basis points over the one-month LIBOR with the rate capped at 10%. This security is known commonly as a "kitchen sink" bond whose actual rate and cash flows are not predictable. The scheduled principal payments on the CMO's are derived from the market's median assumptions on mortgage prepayments. Actual principal payments on these securities may vary significantly from those assumptions.

The primary holdings in the Company held-to-maturity portfolio included $14,200,000 Federal National Mortgage Association (FNMA) pass-through securities. These securities have coupons of 6.931% and 7.114%, are fixed until October 1999 and January 2000, then float off the one year CMT plus 204.5 basis points and 219 basis points thereafter with 2.0% annual limits to the change in
the coupon rate.   Many of the Company's mortgaged-backed securities were
purchased at a significant premium. This was especially true with respect to the Company's GNMA pass-through securities with fixed coupon rates between 7% and 9%. These securities, which are also held-to-maturity, mature between the years 2004 and 2008 with the majority maturing in 2007, experience various prepayment speeds with higher prepayments reducing the yield and slower prepayments raising the yield. At December 31, 1995, the Company held approximately $25.8 million of these securities.

       The Company also holds approximately $42.1 million of GNMA adjustable rate mortgage-backed securities. These securities which are available-for-sale have current coupon rates between 6.50% and 7.375% and reprice annually with the repricing dates of the securities held spread over the next twelve months. The coupon rate is based on the one-year Constant Maturity Treasury index ("CMT") plus 150 basis points. At December 31, 1995 the one-year CMT rate was 5.18%.

       The average yield on the Company's securities was 6.47% in 1995 compared to 5.58% in 1994 and 5.28% in 1993. The increase in yield in 1995 was due to the variable rate securities resetting during a period of rising interest rates.

       The following table sets forth the fair value of securities available-for-sale for the dates indicated.

                                                        December 31,
                                              --------------------------------
                                              1995         1994        1993
                                              ----         ----        ----
                                                      (In thousands)
SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities                     $    -    $   14,534    $  4,935
U.S. Government Agency
 mortgage-backed securities                    42,124       3,620           -
Small Business Administration securities        1,975           -           -
Collateralized mortgage
 obligations                                   37,421      28,849      20,874
                                             --------    --------    --------
   Total                                     $ 81,520    $ 47,003    $ 25,809
                                             --------    --------    --------
                                             --------    --------    --------

       The following table sets forth the maturities of securities available-for-sale at December 31, 1995 and the weighted average yields of such securities. Borrowers may have the right to prepay obligations with or without prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized below. CMO's generally have stated maturities of over ten years but are subject to likely and substantial prepayments which effectively accelerate actual maturities. See Notes 1 and 3 of Notes to Consolidated Financial Statements for further information about the available-for-sale portfolio.


                                                                              Maturing
                                    --------------------------------------------------------------------------------------------
                                                    After One    After Five
                                    Within           Through       Through            After
                                   One Year        Five Years     Ten Years         Ten Years                 Total
                                    Amount   Yield   Amount  Yield  Amount   Yield    Amount        Yield     Amount       Yield
                                    ------   -----   ------  -----  ------   -----    ------        -----     ------       -----
                                                                    (In thousands)
Securities Available-for-Sale:
U.S. Government Agency
 mortgage-backed securities         $ -       -%    $ -       -%    $ -       -%   $ 42,124        6.00%   $ 42,124        6.00%
Small Business Administration
 securities                           -       -       -       -       -       -       1,975        7.19       1,975        7.19
Collateralized mortgage
  obligations                         -       -       -       -       -       -      37,421        6.79      37,421        6.79
                                    ---             ---             ---            --------                --------

Total                               $ -       -%    $ -       -%    $ -       -%   $ 81,520        6.32%   $ 81,520        6.32%
                                    ---             ---             ---            --------                --------
                                    ---             ---             ---            --------                --------

The following table sets forth the amortized cost of securities held-to-maturity.

                                                   DECEMBER 31,
                                      ----------------------------------------
                                         1995          1994            1993
                                         ----          ----            ----
                                                 (IN THOUSANDS)
SECURITIES HELD-TO-MATURITY:
U.S. Treasury securities              $   3,074      $   3,084      $   3,095
U.S. Government Agency securities         3,749          4,249          4,749
U.S. Government Agency
  mortgage-backed securities             41,263        107,945         81,695
Collateralized mortgage
  obligations                                 -          5,026          5,031
Other securities                            431            431            323
                                      ---------      ---------      ---------
    Amortized cost                    $  48,517      $ 120,735      $  94,893
                                      ---------      ---------      ---------
                                      ---------      ---------      ---------

       The following table sets forth the maturities of securities held-to-maturity at December 31, 1995 and the weighted average yields of such securities. Borrowers may have the right to prepay obligations with or without call or prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized below. Mortgage-backed securities generally have stated maturities of over ten years but are subject to likely and substantial prepayments which effectively accelerate actual maturities. See Notes 1 and 3 of Notes to Consolidated Financial Statements for further information about the held-to-maturity portfolio.

                                                                           MATURING
                                 -------------------------------------------------------------------------------------------
                                                 AFTER ONE      AFTER FIVE
                                   WITHIN         THROUGH         THROUGH              AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS           TEN YEARS            TOTAL
                                   AMOUNT   YIELD  AMOUNT  YIELD   AMOUNT     YIELD    AMOUNT     YIELD   AMOUNT      YIELD
                                   ------   -----  ------  -----   ------     -----    ------     -----   ------      -----
(IN THOUSANDS)
SECURITIES HELD-TO-MATURITY:
U.S. Treasury securities          $ -       -%   $  -       -%  $ 3,074      6.19%  $     -         -%  $ 3,074      6.19%
U.S. Government Agency securities   -       -       -       -     3,749      5.65         -         -     3,749      5.65
U.S. Government Agency
   mortgage-backed securities       -       -       -       -     1,052      5.24    40,211      6.44    41,263      6.41
Other securities                    -       -     431    6.00         -         -         -         -       431      6.00
                                   ---            ----            ------             -------             -------

Total                             $ -       -%   $431    6.00%  $ 7,875      5.81%  $40,211      6.44%  $48,517      6.33%
                                   ---            ----           -------             -------             -------
                                   ---            ----           -------             -------             -------

DEPOSITS AND SHORT-TERM BORROWINGS

       The Company primarily attracts deposits from individuals and businesses related to the health care industry. The Company has no brokered deposits and the Company's policy is to not purchase brokered deposits. The Company has no known foreign deposits. The average daily amount of deposits and rates paid on deposits is summarized below.


                                                                                YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------------
                                                         1995                       1994                       1993
                                                         ----                       ----                       ----

                                                       AVERAGE                    AVERAGE                    AVERAGE
                                                       BALANCE       RATE         BALANCE       RATE         BALANCE       RATE
                                                       -------       ----         -------       ----         -------       ----
                                                         (IN THOUSANDS)                          (IN THOUSANDS)
DEPOSITS:
Noninterest-bearing transaction accounts             $  85,116          -%      $  88,359          -%      $  75,631          -%
Interest-bearing transaction accounts                   14,396       0.73          14,907       0.72          11,928       0.89
Money market and savings accounts                      113,974       1.72         126,677       1.71         117,693       1.99

Certificates of deposit and other time deposits:
Less than $100,000                                      10,713       4.29           9,774       3.17           9,706       3.17
More than $100,000                                      63,926       5.20          27,923       3.60          25,083       3.11
Total certificates of deposit and
  other time deposits                                   74,639       5.07          37,697       3.49          34,789       3.13
                                                      ---------                  ---------                  ---------

      Total deposits                                 $ 288,125       2.03%      $ 267,640       1.34%      $ 240,041       2.27%
                                                      ---------                  ---------                  ---------
                                                      ---------                  ---------                  ---------


       Time deposits of $100,000 or more are generally received from the Company's medical and professional client base. The potential impact on the Company's liquidity from the withdrawal of these deposits is considered in the Company's asset/liability management policies, which attempt to anticipate adequate liquidity needs through the management of investments, federal funds sold, or by generating additional deposits.

       The table below sets forth the remaining maturities of time deposits of $100,000 or more at December 31, 1995:


                                                   December 31, 1995
                                                   -----------------
                                                     (IN THOUSANDS)

REMAINING MATURITY:
Three months or less                                   $  72,100
Over three through six months                              3,442
Over six through 12 months                                 1,156
Over 12 months                                               299
                                                        ---------
     Total                                             $  76,997
                                                        ---------
                                                        ---------

- --------------------------------------------------------------------------------

       The Company has substantial deposits in accounts with balances of more than $100,000. At December 31, 1995, there were 515 such accounts totaling $201,883,000. These accounts are monitored closely for purposes of the Company's liquidity management and cause additional volatility to the Company's deposit base.

       The Company also uses repurchase agreements as funding sources. At December 31, 1995 and 1994, there were no repurchase agreements outstanding.

       The following table sets forth certain information with respect to the Company's repurchase agreements at the dates indicated.


                                                       December 31,
                                         ---------------------------------------
                                            1995          1994          1993
                                            ----          ----          ----
                                                   (IN THOUSANDS)
REPURCHASE AGREEMENTS:
Maximum daily amount outstanding         $  41,773     $  30,093     $  15,325
Average amount outstanding                   3,458         4,469         1,394
Average rate on short-term borrowings         5.90%         3.50%         1.94%


    CAPITAL RESOURCES

       The Office of the Comptroller of the Currency (OCC), the Bank's primary regulator, has established minimum leverage ratio guidelines for national banks. These guidelines provide for a minimum Tier 1 capital leverage ratio (Tier 1 capital to adjusted average total assets less goodwill) of 3.0% for national banks that meet certain specified criteria, including having the highest regulatory rating. All other national banks will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0 percent plus an additional cushion of 100 to 200 basis points. The OCC has not advised the Bank of any specific minimum Tier 1 capital leverage ratio applicable to it.

       The FRB, as Bancorp's primary regulator, has similarly established minimum leverage ratio guidelines for bank holding companies. These guidelines also provide for a minimum Tier 1 leverage ratio of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0% plus an additional cushion of 100 to 200 basis pints. The FRB has not advised the Company of any specific minimum Tier 1 capital leverage ratio applicable to it.

       Risk-based capital standard were implemented on December 31, 1990.
Since December 31, 1992, banking organizations have been expected to meet a minimum ratio for qualifying total capital to risk-weighted assets of 8.0%, 4.0% of which must be Tier 1 capital. A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items.

       Although the Company and the Bank at December 31, 1995 exceed all applicable minimum capital requirements, the capital requirements of the Federal banking regulators could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital. The Company completed a $5.75 million convertible note offering in May 1994. The rate is 8.5% to March 1998 at which time the rate resets at 150 basis points over the 5 year CMT. The conversion price of the notes is $13.3333 per share and mature in March 2004. Of the proceeds, $3.6 million was invested in First Professional Bank in order to increase the Bank's regulatory capital ratios and allow the Bank to grow, within the bounds of safety and soundness, at a faster rate than is feasible through the internal generation of capital through earnings. $930,000 of the proceeds was used to retire the Company's remaining indebtedness as required by a stock repurchase agreement. Additionally, at December 31, 1995, the Company and the Bank exceeded the required minimum ratios applicable for "well-capitalized" institutions.

       The following table sets forth the minimum required federal capital ratios for a bank holding company and bank, and various federal regulatory capital ratios of the Company and the Bank at December 31, 1995.


                                                        BANCORP
                     -------------------------------------------------------------------------------
                                                     WELL           MINIMUM         EXCESS CAPITAL
                                 ACTUAL           CAPITALIZED       CAPITAL          OVER MINIMUM
                         CAPITAL        RATIO        RATIO        REQUIREMENT         REQUIREMENT
CAPITAL GUIDELINES    (IN THOUSANDS)                                              (IN THOUSANDS)
Leverage (1)             $18,022        5.72%            5.0%            4.0%             $ 5,415
Tier 1 Risk-Based         18,022       12.47             6.0             4.0               12,282
Total Risk-Based          24,451       16.91            10.0             8.0               12,970



                                                      THE BANK
                     -------------------------------------------------------------------------------
                                                     WELL           MINIMUM         EXCESS CAPITAL
                                 ACTUAL           CAPITALIZED       CAPITAL          OVER MINIMUM
                         CAPITAL        RATIO        RATIO        REQUIREMENT         REQUIREMENT
CAPITAL GUIDELINES    (IN THOUSANDS)                                              (IN THOUSANDS)
Leverage (1)             $22,726        7.24%            5.0%            4.0%           $  10,162
Tier 1 Risk-Based         22,726       15.84             6.0             4.0               16,986
Total Risk-Based          23,537       16.40            10.0             8.0               12,056


- --------------------------------------------

(1) The minimum required by the FRB is 3%; for all but the most highly-rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

       WARRANTS

       In connection with a private placement of common stock (the "Private Placement"), the Company issued (i) a warrant to Robert H. Leshner, principal of the placement agent, to purchase 105,000 shares of Common Stock (the "Leshner Warrant") and (ii) warrants to each of Andrew E. Haas and Curtis Swindal to purchase 13,125 shares of Common Stock, each at a purchase price of $13.3333 per share exercisable in full on or after December 31, 1995 and before December 31, 2002. The Company agreed to grant the holder of the shares issued upon exercise of the warrant ("Warrant Shares") the right, on two occasions during the five-year period beginning December 31, 1994, to require the Company to register (the "Demand Registration") the Warrant Shares under the Act. The Company will pay the expenses of one Demand Registration. In addition, the holder of the Warrant Shares will have the right during the period December 31, 1994 to December 31, 1997 to have the Warrant Shares included in registrations of the Common Stock under the Act at the expense of the Company. Assuming the Demand Registration could be filed under a Form 3, such expense would be minimal. See
Note 8 of Notes to Consolidated Financial Statements.

       Under the terms of the Leshner Warrant, if Dr. Kovner dies before December 31, 2002, then the Company will purchase, at the option of Mr. Leshner, some or all of the warrants and/or Warrant Shares then owned by Mr. Leshner, provided that (i) the maximum aggregate purchase price paid by the Company shall be not more than $1,000,000 and (ii) the funds to purchase such warrants and/or Warrant Shares shall come solely from the proceeds of the key person insurance policy on Dr. Kovner. Since such life insurance is in excess of the cash value recognized on the Company's balance sheet, there would be no net reduction in capital nor any impact on liquidity. Furthermore, if at any time prior to December 31, 2002 Mr. Leshner wishes to sell some or all of the warrants and/or Warrant Shares to a third party, Mr. Leshner must offer to sell such warrants and/or Warrant Shares to the Company on the same terms and conditions being offered to such third party. Another term of the Leshner Warrant restricts the Company's ability to issue certain types of preferred stock which would entitle the holders thereof to receive dividends or distributions of assets which vary in amount with the Company's performance.

       INTEREST RATE SENSITIVITY

       An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity is the volatility of a bank's earnings resulting from a movement in market interest rates.

       The following table sets forth the distribution of the repricing of the Company's assets and liabilities as of December 31, 1995, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time period in which assets and liabilities will mature or may reprice in accordance with their contractual terms. Generally, an excess of maturing or repricing assets over maturing or repricing liabilities during a given period will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when maturing or repricing liabilities exceed maturing or repricing assets during a given period, a rising rate environment generally will inhibit earnings and declining rates generally will serve to enhance earnings. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's clients. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react differently to changes in market interest rates. Additionally, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.


                                                                      AS OF DECEMBER 31, 1995
                                      ----------------------------------------------------------------------------------------------
                                                                         AFTER THREE         AFTER ONE
                                                         NEXT DAY           MONTHS              YEAR           AFTER
                                                       THROUGH THREE      THROUGH12         THROUGH FIVE       FIVE
                                      IMMEDIATELY          MONTHS           MONTHS              YEARS          YEARS         TOTAL
                                      ------------     -------------     -----------        ------------     ---------     ---------
                                                                         (IN THOUSANDS)
INTEREST RATE SENSITIVITY GAP:
Loans (1)                               $ 88,845          $  1,780        $  1,514            $  2,824      $    949      $ 95,912
Investment securities                          -            43,206          33,736              14,210        38,885       130,037
Due from banks                               628                 -             380                   -             -         1,008
                                         --------          --------        --------            --------      --------      --------

     Total interest earning assets      $ 89,473          $ 44,986        $ 35,630            $ 17,034      $ 39,834      $226,957
                                         --------          --------        --------            --------      --------      --------

Interest-bearing transaction
     accounts                           $ 14,475           $     -        $      -            $      -      $      -      $ 14,475
Savings accounts                          97,209                 -               -                   -             -        97,209
Certificates of deposit                        -            79,833           7,488                 819             -        88,140
Convertible notes                              -                 -               -               5,619             -         5,619
                                         --------          --------        --------            --------      --------      --------
     Total interest-bearing
       liabilities                      $111,684          $ 79,833        $  7,488            $  6,438      $      -       $205,433
                                         --------          --------        --------            --------      --------      --------
                                         --------          --------        --------            --------      --------      --------

Net repricing assets over
     (under) repricing liabilities
     equals primary GAP                 $(22,211)         $(34,847)       $ 28,142            $ 10,596      $ 39,834
Effect of interest rate swaps            (55,000)           55,000               -                   -             -
                                         --------          --------        --------            --------      --------
Hedged GAP                              $(77,211)         $ 20,153        $ 28,142            $ 10,596      $ 39,834
Hedged GAP as a percentage
     of earning assets                       -34%                9%             12%                  5%           18%
Cumulative hedged GAP                   $(77,211)         $(57,058)       $(28,916)           $(18,320)     $ 21,514
Cumulative hedged GAP as a
     percentage of earning assets            -34%              -25%            -13%                 -8%            9%


(1) Loans exclude $4,173,000 nonaccrual loans

       The Company actively manages the mix of asset and liability repricing and maturity schedules to control the effects of changes in the general level of interest rates on net interest income. At December 31, 1995, the Company's rate sensitive balance sheet was shown to be in a negative gap position. The gap among immediately repriceable assets and liabilities was negative by $77,211,000 or 34% of assets. The cumulative negative gap narrows to $57,058,000 or 25% of total assets in the "Next Day through Three Months" column and continues to narrow thereafter. The table above implies that the Company's earnings will be reduced in the short-term if interest rates rise. In practice, management believes the impact of rising interest rates will be reduced because the interest rates on the Company's repriceable assets are expected to increase to a greater degree than will the interest rates on the Company's repriceable liabilities in a rising rate environment. Additionally, the Company's short-term negative gap was somewhat less pronounced due to the cash flows produced by the Company's portfolio of mortgage-backed securities. While the Company had a large amount of longer-term interest-earning assets, those assets were funded primarily from noninterest-bearing liabilities such as demand deposits which minimized the Company's risk of carrying those assets.

       In January 1993, in order to lock in a higher rate of return, the Company entered into two interest rate exchange agreements (swaps). These interest rate exchange agreements have a total aggregate notional (principal) amount of $40,000,000 as protection on a portion of the Company's variable rate loan portfolio. Under the terms of these swaps, the Company receives a fixed rate of 7.21% for a three-year period while the

Company pays the prime rate over the same term. These swaps are not marked to market. Due in part to these swaps, the Company's net interest margin for 1993 increased to 4.95%. During 1994, as interest rates rose, the Company began paying more on these swaps than it received and while the Company's net interest margin continued to rise. Although these swaps are now negatively impacting the Company's net interest margin, these swaps terminate in January 1996. The Company desired to maintain the existing spread between a portion of its repricing liabilities and its repriceable assets and subsequently, in anticipation of rising interest rates, entered into an interest rate exchange agreement which started in May 1994 with a notional (principal) amount of $15,000,000. This swap is intended to protect against the rise of deposit costs relative to the prime rate. Under the terms of the basic swap, for a period of five years the Company pays a rate of prime less 190 basis points while receiving the three-month LIBOR. Because the Company's repricing liabilities typically move to a lesser degree than does the three-month LIBOR, the terms of the original swap included limits on the rate to be received by the Company. This feature of the swap required mark-to-market accounting and the Company terminated this feature of the swap and recorded a pre-tax expense of $385,000 in 1994. Although this swap reduces current earnings, the management of the Company believes this reduction in earnings is justified by the protection against a narrowing spread.

       As additional protection against lower interest rates, in December 1994 and January 1995, the Company entered into three interest rate floor contracts with a notional (principal) amount of $60,000,000. The agreements entitled the Company to receive from counterparties on a monthly basis the amounts, if any by which the one-month LIBOR rate falls below 6%. The floor agreements were for a period of three years. The average premium paid for the floor agreements was approximately 20 basis points ($120,000) and was being amortized over three years. In May 1995, the Company sold the floor contracts for total consideration of $722,500. This amount is being amortized over the original three year term. In order to protect the fair value of a portion of the Company's GNMA variable rate securities, in December 1995, the Company purchased two interest rate caps with a notional (principal) amount $10,000,000 each. The agreements entitled the Company to receive from counterparties on a quarterly basis the amounts, if any by which the one year CMT rate rises above 6.50% for one of the agreements and 6.75% on the other. The cap agreements are for a period of three years. The average premium paid for the cap agreements was 63.5 basis points ($127,000) which is being amortized over the three year period.

       LIQUIDITY

       Adequate liquidity and maintenance of an appropriate balance between interest rate sensitive earning assets and interest rate sensitive liabilities is the principal function of asset/liability management of a financial institution. Liquidity management involves the ability to meet the cash flow requirements of clients who may be depositors desiring to withdraw funds or borrowers requiring assurance that sufficient funds will be available to meet their credit needs. Aside from asset/liability management, the Company maintains short-term sources of funds to meet periodic planned and unplanned increases in loan demand and deposit withdrawals and maturities. The initial source of liquidity is the excess funds sold daily to other banks in the form of federal funds. Besides cash and cash equivalents, the Company maintains a large percentage of its assets in investment securities. These securities include both securities available-for-sale and securities held-to-maturity. Securities available-for-sale can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs solely as collateral for reverse repurchase agreements. The Company had no reverse repurchase agreements as of December 31, 1995; however the Company averaged $3,458,000 in net funding from reverse repurchase agreements during 1995. As evidence of the Company's high level of liquidity, at December 31, 1995, cash and cash equivalents totaled $85,200,000 while securities available for reverse repurchase agreements totaled approximately $127,000,000 the combined amount of $212,200,000 represents almost 66% of the Company's total assets. This level of liquidity allows the Company to reduce its utilization of low yielding short-term assets while maintaining flexibility during periods of deposit outflow without being forced to maintain high levels of cash equivalents.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements are identified in Item 14(a) below.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information requested by Item 10 is provided in the section entitled "ELECTION OF DIRECTORS" of the Proxy Statement for the 1996 Annual Meeting of the Shareholders to be filed with the Commission within 120 days of the end of the Company's fiscal year and which is incorporated herein by this reference.

ITEM 11.  DIRECTOR AND EXECUTIVE OFFICER COMPENSATION

The information requested by Item 11 is provided in the section entitled "EXECUTIVE COMPENSATION" of the Proxy Statement for the 1996 Annual Meeting of the Shareholders to be filed with the Commission within 120 days of the end of the Company's fiscal year and which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information requested by Item 12 is provided in the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Proxy Statement for the 1996 Annual Meeting of the Shareholders to be filed with the Commission within 120 days of the end of the Company's fiscal year and which is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information requested in Item 13 is provided in the section entitled "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS - Certain Transactions" of the Proxy Statement for the 1996 Annual Meeting of the Shareholders to be filed with the Commission within 120 days of the end of the Company's fiscal year and which is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    Financial Statements
       See Index to Financial Statements of Professional Bancorp, Inc. and Subsidiary which is part of this Form 10-K.

(b)    Reports on Form 8-K

       During the fourth quarter of 1995, the Company did not file any Current Reports on Form 8-K.

(c)    Exhibits

EXHIBITS

Exhibit No.
- -----------
      3.1 Articles of Incorporation (filed as Exhibit 3(a) to Bancorp's Registration Statement on Form S-1, File No. 2-76371 filed March 8, 1992 and incorporated herein by this reference).

      3.2 Bylaws (filed as Exhibit 3(b) to Bancorp's Registration Statement on Form S-1, File No. 2-76371 filed March 8, 1982 and incorporated herein by this reference).

      3.3 Amendment to Bylaws regarding number of Directors (filed as Exhibit 3.2 in Bancorp's 1986 10-K Report, and incorporated herein by this reference).

      3.5 Amendment to Articles of Incorporation concerning director liability and indemnification. Certificate of Assistant Secretary evidencing amendment adopted at Annual Shareholders meeting on April 22, 1988 (filed as Exhibit 3.5 in Bancorp's 1989 10-K Report, and incorporated herein by this reference).

      3.6 Indemnity Agreement to be entered into with directors and certain officers (filed as Exhibit 3.6 in Bancorp's 1989 10-K Report and incorporated herein by this reference).

      4.1 Warrant to purchase 100,000 shares of Common Stock dated 12-31-92, issued to Robert H. Leshner (filed as Exhibit 4.1 in Bancorp's 1992 10-K Report and incorporated herein by this reference).

     10.1* 1982 Stock Option Plan and Agreement (filed as Exhibit 10(b) to Bancorp's Registration Statement on Form S-1, File No. 2-76371 filed March 8, 1982, and incorporated herein by this reference).

     10.12* 1990 Stock Option Plan (filed as Exhibit 28.A in Bancorp's 1990 10-K Report on Form 8, Amendment No. 1 dated April 29, 1991 and incorporated herein by this reference).

     10.13* 1992 Stock Option Plan (filed as Exhibit 10.1 to Form 8-K dated December 18, 1990 and incorporated herein by this reference).

     10.15* Stock repurchase agreement (filed as Exhibit 10.1 it Form 8-K, dated December 18, 1990 and incorporated herein by this reference).

     10.16 Placement Agent Agreement dated as of November 20, 1992 by and between Leshner Financial Services, Inc. and Bancorp (filed as
              Exhibit 10.16 in Bancorp's 1992 10-K Report and incorporated herein by this reference).

     10.2* Severance and Compensation Agreement entered into between Bancorp and Joel W. Kovner dated November 2, 1989 (filed as Exhibit 10.2 in Bancorp's 1992 10-K Report and incorporated herein by this reference).

     10.21* Severance and Compensation Agreement entered into between Bancorp and Melinda McIntyre-Kolpin dated November 2, 1989 (filed as
              Exhibit 10.21 in Bancorp's 1992 10-K Report and incorporated herein by this reference).

     10.25* Salary Continuation Agreement entered into between the Bank and Joel W. Kovner dated May 1, 1992 (filed as Exhibit 10.25 to Bancorp's 1992 10-K Report and incorporated herein by this reference).

     10.3 Lease for premises at 606 Broadway, Santa Monica, California (filed as Exhibit 10(a) to Bancorp's Registration Statement on Form S-1, File No. 2-76371 filed March 8, 1982 and incorporated herein by this reference).

     10.35 Lease for premises at 520 Broadway, Santa Monica, California (filed as Exhibit 10.5 in Bancorp's 1983 10-K Report and incorporated herein by this reference).

     10.4 Lease for premises at 8600 West 3rd Street, Suite #1, Los Angeles, California (filed as Exhibit 10.6 in Bancorp's 1983 10-K Report and incorporated herein by this reference.

     10.5 Lease for second floor premises and extension of lease of entire premises at 606 Broadway, Santa Monica, California (filed as
              Exhibit 10.8 in Bancorp's 1984 10-K Report and incorporated herein by this reference).

     10.55 Lease for premises at 9629 Brighton Way, Beverly Hills, California (filed as exhibit 10.9 in Bancorp's 1984 10-K Report and incorporated herein by this reference).

     10.6 Lease for premises at 5525 Etiwanda Street, Tarzana, California (filed as Exhibit 10.8 in Bancorp's 1986 10-K Report and incorporated herein by this reference).

     10.65 Lease for premises at 55 E. California, Pasadena, California (filed as Exhibit 10.65 in Bancorp's 1991 10-K Report and incorporated herein by this reference).

     10.7 Lease for premises at 10 North 5th Street, Redlands, California, (filed as Exhibit 10.7 in Bancorp's 1991 10-K Report and incorporated herein by this reference).

     10.75 Lease for premises at 9900 Norwalk Boulevard, Santa Fe Springs, California, (filed as Exhibit 10.75 in Bancorp's 1992 10-K Report and incorporated herein by this reference).

     11       Earnings per share computation.

     22 Subsidiaries of the Registrant (filed as Exhibit in Bancorp's 1986 10-K Report and incorporated herein by this reference).

     23.1     Consent of KPMG Peat Marwick LLP and consent of Deloitte & Touche
              LLP

*Identified as a management contract or compensatory agreement pursuant to Item 14(a)# of Form 10-K.

(d)    Financial Statements

       All schedules are omitted because they are not required, not applicable or because the information is included in the financial statements or notes thereto or is not material.

                                      SIGNATURES

Pursuant to requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  March 20, 1996                  PROFESSIONAL BANCORP, INC.
                                             (Registrant)


                                       By: /s/ Joel W. Kovner, Dr. P.H., MPH
                                       --------------------------------------
                                       Joel W. Kovner, Dr. P.H., MPH
                                       Chairman of the Board of Directors,
                                       Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf the registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                        DATE


 /S/ RICHARD A. BERGER                 Director                     3/20/96
- -----------------------------------                                 -------
Richard A. Berger


 /S/ JAMES B. JACOBSON                 Director                     3/20/96
- -----------------------------------                                 -------
James B. Jacobson


/S/ RONALD L. KATZ, M.D.               Director                     3/20/96
- -----------------------------------                                 -------
Ronald L. Katz, M.D.


/S/ JOEL W. KOVNER, DR., P.H.          Chairman of the Board
                                       of Directors                 3/20/96
- -----------------------------------                                 -------
Joel W. Kovner, Dr., P.H., M.P.H.      Chief Executive Officer
                                       and President


 /S/ LYNN O. POULSON, J.D.             Director                     3/20/96
- -----------------------------------                                 -------
Lynn O. Poulson, J.D.


/S/ DANIEL S. RADER                    Chief Financial Officer
                                       and Treasurer                3/20/96
- -----------------------------------                                 -------
Daniel S. Rader


/S/ DAVID G. RODEFFER, M.P.H.          Director                     3/20/96
- -----------------------------------                                 -------
David G. Rodeffer, M.P.H.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . .   42
Consolidated Financial Statements of Professional
  Bancorp, Inc.
    Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . .   44
    Consolidated Statements of Operations. . . . . . . . . . . . . . . .   45
    Consolidated Statements of Changes in Shareholders' Equity . . . . .   46
    Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .   47
    Notes to Consolidated Financial Statements . . . . . . . . . . . . .   48
Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   73

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors of Professional Bancorp, Inc.

       We have audited the accompanying consolidated balance sheets of Professional Bancorp, Inc. (a Pennsylvania corporation) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Professional Bancorp, Inc. and subsidiary as of December 31, 1993 and for the year then ended, were audited by other auditors whose report thereon dated February 21, 1994 expressed an unqualified opinion on those statements.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Bancorp, Inc. and subsidiary as of December 31, 1995 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995.

       As discussed in note 1 of the consolidated financial statements, Professional Bancorp, Inc. and subsidiary adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, in 1994.



KPMG Peat Marwick LLP
Los Angeles, California
February 26, 1996

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors of Professional Bancorp, Inc.:

       We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of Professional Bancorp, Inc. (the "Company") and subsidiary for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company and subsidiary for the year ended December 31, 1993 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

February 21, 1994 (April 28, 1994 as to sentences 7 through 11 of the third paragraph of Note 13 - Derivative Financial Instruments)
Los Angeles, California

                             CONSOLIDATED BALANCE SHEETS


                                                                        Years Ended December 31,
                                                         Notes          1995                1994
                                                         -----      -------------       -------------
Assets:
Cash and due from banks:
  Non-interest bearing                                      2      $  41,791,145       $  26,602,778
  Interest-bearing                                                     1,008,528              30,411
Federal funds sold                                                    42,400,000          10,500,000
                                                                    -------------       -------------
Cash and cash equivalents                                             85,199,673          37,133,189

Securities held-to-maturity (fair value of
  $48,159,000 and $111,868,000, respectively)               3         48,517,017         120,734,590

Loans, net of allowance for loan losses of
  $1,070,000 and $983,000, respectively                 4, 10         98,944,274         102,679,810

Securities available-for-sale (at fair value)               3         81,520,398          47,002,921
Premises and equipment                                      5          1,817,982           1,648,731
Accrued interest receivable and other assets                7          6,165,562           5,805,579
                                                                    -------------       -------------

                                                                   $ 322,164,906       $ 315,004,820
                                                                    -------------       -------------
                                                                    -------------       -------------

Liabilities:
Deposits:                                                3, 6
  Demand, non-interest-bearing                                     $  97,641,982       $ 115,198,311
  Demand, interest-bearing                                            14,474,546          16,797,279
  Savings and money market                                            97,209,310         107,674,530
  Time certificates of deposit                                        88,139,864          53,961,138
                                                                    -------------       -------------

Total deposits                                                       297,465,702         293,631,258

Convertible Notes                                          12          4,766,658           4,770,984
Accrued interest payable and
  other liabilities                                         7          2,424,792           1,170,460
                                                                    -------------       -------------

Total liabilities                                                    304,657,152         299,572,702
                                                                    -------------       -------------
                                                                    -------------       -------------

Commitments and contingent liabilities                      9

Shareholders' equity:                                    8,11
Common stock, $.008 par value; 12,500,000 shares
  authorized; 1,327,548 and 1,297,314 issued and
  1,218,367 and 1,188,133 outstanding                                     10,620              10,379
Additional paid-in-capital                                            11,682,752          11,322,468
Retained earnings                                                      6,983,628           5,554,540
Treasury stock (109,181 and 165,455 shares)                             (655,085)           (992,729)
Unrealized loss on securities available-for-sale,
  net of taxes                                              3           (514,161)           (462,540)
                                                                    -------------       -------------
Total shareholders' equity                                            17,507,754          15,432,118
                                                                    -------------       -------------
                                                                    -------------       -------------

                                                                   $ 322,164,906       $ 315,004,820
                                                                    -------------       -------------
                                                                    -------------       -------------


                    See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    YEARS ENDED DECEMBER 31,
                                                         NOTES            1995                1994                1993
INTEREST INCOME:
Loans                                                       4       $  9,266,623        $  9,524,744        $  9,528,968
Securities                                                  3         10,395,495           7,699,495           5,051,718
Federal funds sold and securities purchased
     under agreements to resell                                        1,227,702             571,679             506,254
Interest-bearing deposits in other banks                                  13,000               3,500               5,519
                                                                     ------------        ------------        ------------
TOTAL INTEREST INCOME                                                 20,902,820          17,799,418          15,092,459

INTEREST EXPENSE:                                           6
Deposits                                                               5,850,106           3,592,596           3,530,699
Convertible notes                                                        204,178             296,792                   -
Federal funds purchased and securities
  sold under agreements to repurchase                                    485,038             156,432              27,448
Stock repurchase agreement                                 12                  -             134,509             199,976
                                                                     ------------        ------------        ------------
                                                                     ------------        ------------        ------------
Total interest expense                                                 6,539,322           4,180,329           3,758,123
                                                                     ------------        ------------        ------------
Net interest income                                                   14,363,498          13,619,089          11,334,336
Less:  Provision for loan losses                            4         (1,539,000)           (703,425)           (253,027)
                                                                     ------------        ------------        ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   12,824,498          12,915,664          11,081,309

OTHER OPERATING INCOME:
Securities transactions - net                               3
  Available-for-sale                                                   1,017,590               6,517             195,627
  Trading                                                                      -            (219,045)             50,307
  Call option premiums                                                         -                   -             152,111
Merchant discount                                                        197,714             238,371             220,902
Mortgage banking fees                                                     72,404             145,454             260,297
Service charges on deposits                                              756,632             700,320             497,302
Other income                                                             408,972             439,588             440,164
                                                                     ------------        ------------        ------------

TOTAL OTHER OPERATING INCOME                                           2,453,312           1,311,205           1,816,710
                                                                     ------------        ------------        ------------

OTHER OPERATING EXPENSES:
Salaries and employee benefits                                         5,858,779           5,475,611           5,259,236
Occupancy                                                              1,382,103           1,428,679           1,466,505
Legal fees                                                               798,497             658,908             412,913
Furniture and equipment                                                  736,112             687,967             603,624
Professional services                                                    605,298             536,271             278,657
FDIC assessment                                                          321,184             576,124             525,585
Office supplies                                                          281,183             209,211             210,415
Other assessment                                                         270,986             258,783             210,985
Telephone                                                                226,642             212,966             174,809
Audit, accounting and examinations                                       148,725             160,139             106,912
Postage                                                                  146,871             144,017             119,605
Messenger service                                                        121,305             102,490             159,155
Imprinted checks                                                         120,592             145,014             136,255
Donations                                                                113,160             159,767             101,312
Meetings and business development                                         66,145             115,111             173,332
Termination of caps on interest rate contract                                  -             385,000                   -
Other expense                                                            891,960             836,758             684,958
                                                                     ------------        ------------        ------------

TOTAL OTHER OPERATING EXPENSES                                        12,089,542          12,092,816          10,624,258
                                                                     ------------        ------------        ------------

Earnings before taxes                                                  3,188,268           2,134,053           2,273,761
Provision for income taxes                                  7          1,182,371             881,100             921,600
                                                                     ------------        ------------        ------------

NET EARNINGS                                                        $  2,005,897        $  1,252,953        $  1,352,161
                                                                     ------------        ------------        ------------
                                                                     ------------        ------------        ------------

EARNINGS PER SHARE:                                         1
     Primary                                                        $       1.30        $       0.82        $       0.85
     Fully diluted                                                  $       1.21        $       0.82        $       0.85


                    See notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                                           NET
                                                               TREASURY                                 UNREALIZED
                                                               STOCK AND                               HOLDING LOSS
                                           COMMON STOCK         SHARES      ADDITIONAL                 ON SECURITIES
                                       --------------------   SUBJECT TO      PAID IN       RETAINED    AVAILABLE-
                                         SHARES     AMOUNT    REPURCHASE      CAPITAL       EARNINGS     FOR-SALE        TOTAL
                                       ---------   --------   ----------   ------------   -----------  -------------  ------------

Balance, January 1, 1993               1,171,161   $ 10,249   $ (992,729)  $ 11,129,019   $ 2,949,426   $       -     $ 13,095,965
Issuance of common stock (Note 8)         15,225        116            -        181,938             -           -          182,054
Exercise of stock options (Note 8)         1,747         14            -         11,511             -           -           11,525
Net earnings                                   -          -            -              -     1,352,161           -        1,352,161
                                       ---------   --------   ----------   ------------   -----------   ----------    ------------

Balance, December 31, 1993             1,188,133     10,379     (992,729)    11,322,468     4,301,587           -       14,641,705
Net unrealized holding loss on
  securities available-for-sale                -          -            -              -             -    (462,540)        (462,540)
Net earnings                                   -          -            -              -     1,252,953           -        1,252,953
                                       ---------   --------   ----------   ------------   -----------   ----------    ------------

Balance, December 31, 1994             1,188,133     10,379     (992,729)    11,322,468     5,554,540    (462,540)      15,432,118
Conversion of notes (Note 8)               9,825         78            -        110,239             -           -          110,317
Dividend in lieu of fractional
 shares (Note 8)                               -          -            -         (3,271)            -           -           (3,271)
Repurchase of treasury stock (Note 8)          -          -      337,644       (337,644)            -           -                -
Issuance of stock dividend (Note 8)            -          -            -        576,809      (576,809)          -                -
Exercise of stock options (Note 8)        20,409        163            -         14,151             -                       14,314
Net unrealized holding loss on
  securities available-for-sale                -          -            -              -             -     (51,621)         (51,621)
Net earnings                                   -          -            -              -     2,005,897           -        2,005,897
                                       ---------   --------   ----------   ------------   -----------   ----------    ------------

Balance, December 31, 1995             1,218,367   $ 10,620   $ (655,085)  $ 11,682,752   $ 6,983,628   $(514,161)    $ 17,507,754
                                       ---------   --------   ----------   ------------   -----------   ----------    ------------
                                       ---------   --------   ----------   ------------   -----------   ----------    ------------


See notes to consolidated financial statements

                         PROFESSIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                                        Years Ended December 31,
                                                                             1995                1994                1993
                                                                         ------------        ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                            $  2,005,897        $  1,252,953       $   1,352,161
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                            536,880             500,237             473,890
    Provision for loan losses                                              1,539,000             703,425             253,027
    Gain on securities available-for-sale                                 (1,017,590)             (6,517)           (113,627)
    Loss (gain) on trading securities                                              -             219,045            (132,306)
    Purchases of trading account securities                                        -          (8,897,969)        (63,999,735)
    Sales of trading account securities                                            -           8,678,924          64,132,041
    Amortization of convertible note expense                                 105,990              61,672                   -
    Amortization of interest on stock repurchase agreement                         -             134,509             199,976
    Increase in accrued interest receivable and other asets                 (323,725)           (689,700)         (1,303,563)
    Increase in accrued interest payable and other liabilities             1,254,331              60,164             154,572
    Net amortization of premiums and discounts
     on securities held-to-maturity                                          344,025              85,949                   -
    Net amortization of premiums and discounts
     on securities available-for-sale                                         80,565             (54,732)            118,823
    Other                                                                          -              14,694                   -
                                                                        ------------        ------------       -------------
  Net cash provided by operating activities                                4,525,373           2,062,654           1,135,259
                                                                        ------------        ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from rescinded securities purchased                                     -                   -          20,438,318
  Proceeds from maturities of securities held-to-maturity                 12,538,223          13,650,786          17,511,823
  Proceeds from maturities of securities available-for-sale                8,413,751           1,309,167              81,787
  Proceeds from sales of securities available-for-sale                    69,267,028           9,840,862          95,888,944
  Purchases of securities held-to-maturity                               (29,048,765)        (39,578,541)        (81,022,817)
  Purchases of assets available-for-sale                                 (22,965,020)        (33,229,160)       (101,465,345)
  Principal disbursed on loans, net                                        2,196,536          13,294,179          (2,099,211)
  Purchase of bank premises and equipment, net                              (706,129)           (425,428)           (366,379)
                                                                        ------------        ------------       -------------
  Net cash (used) provided by investing activities                        39,695,624         (35,138,135)        (51,032,880)
                                                                        ------------        ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits
   and savings accounts                                                  (30,344,282)         27,451,697          33,462,978
  Net proceeds from issuing  certificates of deposit                      34,178,726          25,035,699          (2,148,311)
  Net proceeds from convertible notes                                              -           4,709,312                   -
  Issuance of common stock                                                         -                   -             182,054
  Exercise of options                                                         14,314                   -              11,525
  Purchase of treasury stock                                                       -            (930,000)           (580,000)
  Fractional shares paid in lieu of stock dividend                            (3,271)                  -                   -
                                                                        ------------        ------------       -------------
Net cash provided by financing activities                                  3,845,487          56,266,708          30,928,246
                                                                        ------------        ------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      48,066,484          23,191,227         (18,969,375)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              37,133,189          13,941,962          32,911,337
                                                                        ------------        ------------       -------------

CASH AND CASH EQUIVALENTS, DECEMBER 31,                                   85,199,673          37,133,189          13,941,962
                                                                        ------------        ------------       -------------
                                                                        ------------        ------------       -------------

Supplemental disclosure of cash flow information (see
   notes 6, 7 and 12) - cash paid during the year for:
   Interest                                                             $  6,618,552        $  4,061,011       $   3,764,874
   Income taxes                                                         $  1,304,804        $  1,045,704       $     800,182

Supplemental disclosure of noncash items:
   Change in unrealized losses on securities available-for-sale         $    (87,879)       $   (787,438)      $           -
   Transfer from held-to-maturity to available-for-sale                 $ 88,384,090        $          -       $           -
   Conversion of notes (see note 12)                                    $    110,317        $          -       $           -


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Professional Bancorp and Subsidiary (the "Company") is engaged in the general commercial banking business and provides a wide range of commercial banking services primarily directed towards the professional community. Services include those traditionally offered by commercial banks such as checking and savings accounts; time certificates of deposit; and commercial, consumer/installment, home equity and short-term real estate loans, with an emphasis on cash flow lending. The service area of the Company consists of the California counties of Los Angeles, Orange, Riverside, San Bernardino and Ventura with a full-service office at its Santa Monica headquarters and four full-serve branches located in Beverly Hills, Tarzana, Pasadena and Redlands. The Company directs its services towards the professional market place with a heavy emphasis on medical practitioners, and to a lesser extent, attorneys and accountants.

      The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The preparation of these financial statements requires management to make estimates and assumptions that effect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.

      CONSOLIDATION

      The consolidated financial statements include the accounts of Professional Bancorp, Inc. (the "Bancorp") and its wholly owned subsidiary, First Professional Bank, N.A. (the "Bank"). All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

      FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107) requires the disclosure of the fair value of financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate the value. A significant portion of the Bank's assets and liabilities are financial instruments as defined under SFAS No. 107. Fair values, estimates and assumptions are set forth in Note 15, Fair Value of Financial Instruments.

      INTEREST RATE RISKS

      The Company, as an institution with long-term assets (both loans and investments), may experience a decrease in profitability and the value of such assets if the general level of interest rates rise. Rates paid on certain deposits may rise more quickly in a rapidly rising interest rate environment than do rates on investment securities, in which case the Company would be exposed to the risk that its cost of funds may rise more quickly than its interest income. Additionally, management expects that the Company's net interest margin would tend to decline if interest rates decline rapidly.
Changes in the general level of interest rates affect the Company's various investment securities in differing ways. In a declining interest rate environment, the rate at which the underlying mortgages of mortgage-backed securities are prepaid tends to increase as borrowers refinance their loans. If a higher than anticipated level of prepayments were to continue for an extended period of time, there could be an adverse effect on the level of the Company's outstanding securities. Securities held in the Company's available-for-sale portfolio are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of tax effects). In a rising interest rate environment, unrealized losses may negatively affect the Company's shareholders' equity from quarter to quarter.

      CONCENTRATION OF CREDIT RISK

      Concentrations of credit risk exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Bank's borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers' geographic area and the individual financial condition of the borrowers. The Bank's lending activities are primarily conducted in Southern California. The Bank currently focuses on the origination of commercial loans to health care organization ranging from single practitioners to large multi-specialty medical groups. Ongoing changes in the delivery of health care could negatively impact certain borrowers. The Bank has several loans and loan commitments to individual clients that total between $2,000,000 and the Bank's legal lending limit of approximately $3.5 million.

      STATEMENT OF CASH FLOWS

      For purposes of reporting cash flows cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one day periods.

      SECURITIES

      The Company adopted the provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115), at January 1, 1994. Under Statement 115, the Company classifies its investment in debt and equity securities as held-to-maturity, available-for-sale or trading securities as applicable. Securities held-to-maturity are those securities for which the Company has the ability and intent to hold the security until maturity. Trading securities consisting of U.S. Government and agency obligations are acquired and sold to benefit from short-term movements in market prices. All other securities are classified as available-for-sale.

      Securities held-to-maturity are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading securities are carried at fair value and are recorded as of their trade dates. Gains or losses on trading securities, both realized and unrealized, are recognized currently in income. Securities designated as available-for-sale are recorded at fair value. Change in the fair value of debt securities available-for-sale are included in stockholders' equity as unrealized gains (losses) on securities available-for-sale, net of taxes. Unrealized losses, on securities reflecting a decline in value judged to be other than temporary, are charged to income in the consolidated statements of operations. Unrealized gains and losses and realized gains and losses on available-for-sale securities are computed on a specific identification basis.

      Premiums and discounts are amortized or accreted over the life of the related securities held-to-maturity and available-for-sale as an adjustment to yield using the interest method. Interest income is recognized when earned. Realized gains and losses for securities held-to-maturity and available-for-sale are included in operations and are derived using the specific identification method for determining the cost of the securities sold.

      In November 1995, the Financial Accounting Standards Board issued a special report as an aid in understanding and implementing SFAS No. 115. The special report included guidance that allowed the Company to review the appropriateness of the classifications of all securities held. In December 1995, the Company reclassified securities with a book value of $88.4 million and fair value of $88.5 million from the held-to-maturity classification to available-for-sale.

      SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      The Bank purchases securities under agreements to resell and sells securities under agreements to repurchase. The agreements have a duration of one business day and are fully collateralized. Securities purchased under resale agreements are recorded as short-term investments, while securities sold under repurchase agreements are recorded as short term obligations. During 1995 and 1994, the Bank made no purchases of securities under agreements to resell.

      DERIVATIVES

      The Company adopted SFAS 119 , "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" at December 31, 1994. The Bank enters into interest rate exchange agreements and cap and floor agreements for protection against future fluctuations in the interest rates of specifically identified assets or liabilities. Interest rate swap agreements are used to lock in a specific return on its loan portfolio. Interest rate floor agreements are used to reduce the potential impact of lower interest rates which would reduce the interest income on loans and on certain securities. Interest rate cap agreements are used to reduce the potential impact of rising interest rates which would reduce the interest income on certain securities. Interest rate swap agreements and interest rate cap and floor agreements are accounted for as hedges. Gains or losses on the sales of such agreements are deferred and transferred into interest income or expense over the maturity period of the agreement. Net interest income (expense) resulting from the differential between interest rate exchange payments is recorded on a current basis.
Premiums paid for purchased interest rate cap and floor agreements are amortized on a straight-line basis to interest expense over the terms of the agreements. Unamortized premiums are included in other assets in the consolidated financial statements. Amounts receivable under cap and floor agreements are recorded as an increase to interest income.

      MORTGAGE BANKING FEES

      The Bank's mortgage banking operations consist solely of a broker function. This service is provided to assist the Bank's clients in obtaining mortgage loans with other institutions. The Bank does not originate or sell mortgage loans. The Bank earns the points and any documentation fees charged on a loan but is otherwise not involved in the loan. Fees are recorded when payment is received through escrow.

      MERCHANT DISCOUNT INCOME

      Merchant discount income consists of the fees charged on credit card receipts submitted by the Bank's business clients for process. The income received and the fees paid by the Bank to credit card issuers and expenses for third party processors are netted and reported as a component of other income. Such amounts are recognized when received or paid.

      LOANS AND THE RELATED ALLOWANCE FOR LOAN LOSSES

      Loans are recorded at face value, less payments received. Interest on loans is accrued daily as earned, except where a reasonable doubt exists as to the full collectability of interest or principal, in which case, the accrual of income is discontinued and the balance of accrued interest is reversed. Generally, this means that loans are put on nonaccrual status when interest is ninety days or more past due, unless the loan is well secured and in the process of collection. All payments received subsequent to the loan being put on nonaccrual are used to reduce the principal balance. Only after the principal is reduced to zero is interest income realized. Once a loan is placed on nonaccrual it generally remains on nonaccrual unless the borrower

1) has the capacity to make payments as evidenced by tax returns and other financial statements and 2) has the desire tomake payments as evidenced by keeping the loan current for a period of three to six months. Loan fees in excess of certain direct origination costs are deferred and amortized into interest income utilizing the interest method over the lives of the related loans.

      The allowance for loan losses is maintained at a level considered adequate by management to provide for potential loan losses. Credits deemed uncollectable are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. Management, in determining the adequacy of the allowance for loan losses, takes into consideration (1) loan loss experience, (2) collateral values, (3) changes in the loan portfolio, (4) an assessment of the effect of current and anticipated economic conditions on the loan portfolio and (5) examinations conducted by Bank supervisory authorities. While management believes the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, there exists the risk of future losses which cannot be precisely quantified. Because this risk is continually changing in response to factors beyond the control of the Bank, such as the state of the economy, management's judgment as to the adequacy of the allowance for loan losses in future periods is necessarily an estimate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      IMPAIRED LOANS

      The Bank adopted Statement of Financial Accounting Standards No. 114
(SFAS 114) "Accounting by Creditors for Impairment of a Loan" and No. 118 (SFAS
118) "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" which amended certain provisions of SFAS 114 on January 1, 1995. Impairment of a loan is measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by creating a valuation allowance with a corresponding charge to provision for loan losses. The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. For loans classified as nonaccrual and troubled debt restructurings, specific valuation allowances are established at the difference between the loan amount and the fair value of collateral less estimated selling costs.

      PREMISES AND EQUIPMENT

      Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on furniture, fixtures, and equipment is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to fifteen years. Leasehold improvements are capitalized and amortized over the lease term or estimated useful lives of the improvements, whichever is shorter, using the straight-line method.

      AMORTIZATION OF CONVERTIBLE NOTE EXPENSES

      Expenses associated with the convertible note offering in 1994 are being amortized on a straight line basis over the 10 year term of the note. The convertible notes are presented on the balance sheet net of unamortized expenses.
                                          51

      INCOME TAXES

      The Company and its subsidiary file consolidated federal income and combined state franchise tax returns. Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences between tax and financial statement purposes. Deferred taxes are computed using the asset and liability approach. A valuation allowance is established for deferred tax assets, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized.

      EARNINGS PER SHARE

      Primary earnings per share are based on the number of common shares outstanding, adjusted to reflect any stock splits and stock dividends, during each year, and the assumed exercise of dilutive employee stock options (less the number of treasury shares assumed to be purchased using the average market price of the Company's common stock). Fully diluted earnings per share include the dilutive effect of the shares to be issued under the terms of the convertible notes issued in 1994. Earnings per share are based on the modified treasury stock method. The modified treasury stock method counts all outstanding warrants and stock options as outstanding and then assumes the proceeds are used to repurchase up to 20% of the outstanding shares at the average market price. The remaining proceeds are then assumed to be invested in U. S. Treasury securities yielding 6% in 1995 and 1994 and 5.2% in 1993. Primary and fully diluted earnings per share are based upon 1,704,945 and 2,126,370 weighted average shares, respectively for 1995. Primary and fully diluted earnings per share are based upon 1,791,268 and 2,053,666 weighted average shares, respectively for 1994. Both primary and fully diluted earnings per share are based upon 1,796,126 weighted average shares for 1993.

      401(k) SAVINGS PLAN

      The Bank has a 401(k) savings plan in effect for substantially all of its full-time employees. Employee contributions under the plan are matched by the Bank up to a maximum of 3.0% of the employee's annual salary for 1995 and 2.0%
of the employee's annual salary for 1994 and 1993.   Salaries and employee
benefits expense includes $73,800, $44,600 and $47,000 for 1995, 1994 and 1993,
respectively, related to the Bank's contributions.

      RECLASSIFICATIONS

      Certain amounts have been reclassified in the 1994 and 1993 financial statements to conform with the 1995 presentation of those items.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In March of 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of" (SFAS No. 121"). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that a long-lived asset is determined to be impaired, an impairment loss shall be recognized. SFAS No. 121 prescribes that impairment losses for long lived assets shall be measured as the amount by which the carrying amount of the asset exceeds its fair value. Additionally, SFAS No. 121 provides that long-lived assets, to be disposed by sale or abandonment, shall be reported at the lower of carrying amount of fair value less cost of disposition. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 will not have a material adverse effect on the Company's financial position or results of operations.

      In October of 1995, the FASB issued Statement of financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or the equity instruments of the employer or the employer incurred liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock, and stock appreciation rights. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. SFAS No. 123 will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 2 - RESTRICTED CASH BALANCES

      Aggregate cash balances (in the form of deposits with the Federal Reserve
Bank) of approximately $4,144,000 and $6,320,000 were maintained to satisfy federal regulatory requirements at December 31, 1995 and 1994, respectively.

NOTE 3 - INVESTMENT SECURITIES

      The amortized cost and fair value of securities available-for-sale are as follows:



                                                         DECEMBER 31, 1995
                               ---------------------------------------------------------------------
                                                           (IN THOUSANDS)
                                GROSS          GROSS          GROSS
                              AMORTIZED     UNREALIZED     UNREALIZED        FAIR          REALIZED
                                COST           GAIN            LOSS          VALUE           GAIN
                              ---------     ----------     ----------       --------       --------
U.S. Government securities    $       -     $        -     $        -       $      -       $     26
U.S. Government agency
  mortgage-backed securites      42,845              -            721         42,124            781
Small Business Administration
  securities                      1,975              -              -          1,975            120
Collaterized mortgage
  obligations                    37,576            155            155         37,421             91
                              ---------     ----------     ----------       --------       --------
        Total                 $  82,396     $      155     $      876       $ 81,520       $  1,018
                              ---------     ----------     ----------       --------       --------
                              ---------     ----------     ----------       --------       --------

                                                         DECEMBER 31, 1994
                               ---------------------------------------------------------------------
                                                           (IN THOUSANDS)

                                GROSS          GROSS          GROSS
                              AMORTIZED     UNREALIZED     UNREALIZED         FAIR         REALIZED
                                COST           GAIN            LOSS           VALUE          GAIN
                              ---------     ----------     ----------       --------       --------

U.S. Government securities    $  14,669     $        4     $      139       $ 14,534       $      7
U.S. Government agency
  mortgage-backed securites       3,720              -            100          3,620              -
Collaterized mortgage
  obligations                    29,401              -            552         28,849              -
                              ---------     ----------     ----------       --------       --------
        Total                 $  47,790     $        4     $      791       $ 47,003       $      7
                              ---------     ----------     ----------       --------       --------
                              ---------     ----------     ----------       --------       --------


      As of December 31, 1995, all securities available-for-sale mature after ten years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The amortized cost and fair value of securities held-to-maturity are as follows:



                                                               DECEMBER 31, 1995
                                              ------------------------------------------------------
                                                                 (IN THOUSANDS)
                                                             GROSS          GROSS
                                             AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                                                COST          GAIN           LOSS           VALUE
                                             ---------     ----------     ----------      ---------
U.S. Government securities                   $   3,074     $       88     $        -      $   3,162
U.S. Government agency securities                3,749             24              -          3,773
U.S. Government agency
  mortgage-backed securites                     41,263              -            470         40,793
Other securities                                   431              -              -            431
                                             ---------     ----------     ----------      ---------
    Total                                    $  48,517     $      112     $      470      $  48,159
                                             ---------     ----------     ----------      ---------
                                             ---------     ----------     ----------      ---------

                                                               DECEMBER 31, 1994
                                              ------------------------------------------------------
                                                                 (IN THOUSANDS)
                                                             GROSS          GROSS
                                             AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                                                COST          GAIN            LOSS          VALUE
                                             ---------     ----------     ----------      ---------
U.S. Government securities                   $   3,084     $        -     $      293      $   2,791
U.S. Government agency securities                4,249              -            382          3,867
U.S. Government agency
  mortgage-backed securites                    107,945              -          7,855        100,090
Collateralized mortgage
  obligations                                    5,026              -            337          4,689
Other securities                                   431              -              -            431
                                             ---------     ----------     ----------      ---------
    Total                                    $ 120,735     $        -     $    8,867      $ 111,868
                                             ---------     ----------     ----------      ---------
                                             ---------     ----------     ----------      ---------


      The amortized cost and estimated fair value of securities held-to-maturity at December 31, 1995 by contractual maturity, is as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                  AMORTIZED         FAIR
                                                     COST           VALUE
                                                  ---------      ---------
                                                         (IN THOUSANDS)
      Due after one year through five years       $     431      $     431
      Due after five years thorugh ten years          4,126          4,210
      Due after ten years                            43,960         43,518
                                                  ---------      ---------
          Total                                   $  48,517      $  48,159
                                                  ---------      ---------
                                                  ---------      ---------


      The gross realized gains and losses for the trading account were as follows:


                                                     GROSS          GROSS
                                                   REALIZED       REALIZED
      YEAR                                           GAIN           LOSS
      ----                                         --------       --------
                                                        (IN THOUSANDS)
      1995                                         $      -       $      -
      1994                                               31            250
      1993                                              203            153


      During 1995, the highest daily balance and the average balance for the available-for-sale account was $123,869,000 and $42,282,000, respectively. During 1994, the highest daily outstanding balance and average balance in the available-for-sale account was $47,929,000 and $32,184,000, respectively. During 1995, there was no activity in the trading account. During 1994, the highest daily outstanding balance and the average balance for the trading account was $3,928,000 and $1,492,000, respectively. At December 31, 1995 and 1994, there were no securities in the trading account.

      The Bank engages from time to time in the writing of call options on U.S. Government securities. Call options may only be written on securities classified as available-for-sale or trading. Option premiums received for writing calls are recorded as a liability representing the market value of the option. The liability is subsequently marked to market at each balance sheet date. There were no call options written during 1995 or 1994. Call option premiums received during 1993 totaled $152,000.

      PLEDGED SECURITIES

      U.S. Treasury securities with a carrying value of approximately $3,074,000 and $3,084,000 were pledged to secure treasury tax and loan deposits as required by law at December 31, 1995 and 1994, respectively.

NOTE 4 - LOANS AND THE RELATED ALLOWANCE FOR LOAN LOSSES

      A summary of the major components of loans outstanding at December 31, 1995 and 1994 is as follows:


                                                     1995             1994
                                                  ---------      ---------
                                                         (IN THOUSANDS)
Commercial loans                                  $  77,012      $  83,239
Real estate secured commercial loans                 13,241          8,864
Equity lines of credit                                6,070          7,195
Other lines of credit                                 1,997          2,119
Installment loans                                     1,625          2,072
Lease financing                                         140            256
                                                  ---------      ---------
      Total                                       $ 100,085      $ 103,745
                                                  ---------      ---------
                                                  ---------      ---------

Less:
  Allowance for loan losses                           1,070            983
  Deferred loan fees, net                                71             82
                                                  ---------      ---------
Loans - net                                       $  98,944      $ 102,680
                                                  ---------      ---------
                                                  ---------      ---------

Fixed rate                                           11,240          7,756
Variable rate                                        88,845         95,989
                                                  ---------      ---------
      Total                                       $ 100,085      $ 103,745
                                                  ---------      ---------
                                                  ---------      ---------


      The following table provides information with respect to the Company's past due loans.


                                                          December 31,
                                                    -----------------------
                                                     1995           1994
                                                   --------       --------
                                                         (In thousands)
Loans 90 days or more past due
          and still accruing                       $    632       $    964
Nonaccrual Loans                                      4,173          2,663
                                                   --------       --------
Total past due loans                               $  4,805       $  3,627
                                                   --------       --------
                                                   --------       --------


Total accrued interest on loans 90 days past due and still accruing is approximately $20,000 at December 31, 1995 and $29,000 at December 31, 1994.

      The effect of nonaccrual loans on interest income for the years 1995 and 1994 is presented below:


                                                         December 31,
                                                   -----------------------
                                                     1995           1994
                                                   --------       --------
                                                         (In thousands)
Contractual interest due                           $    441       $    285
Interest recognized                                      78             58
                                                   --------       --------
Net interest foregone                              $    363       $    227
                                                   --------       --------
                                                   --------       --------


      At December 31, 1995, the Company had troubled debt restructurings totaling $1,167,000 of which $104,000 was on nonaccrual. The remaining $1,063,000 was performing according to the renegotiated terms. The gross interest income that would have been recorded in 1995 on troubled debt restructurings if the loans had been current in accordance with the original terms totaled $140,000 which includes $13,000 on the restructured loan on nonaccrual. The amount of interest income actually recognized in 1995 on those loans totaled $91,000. At December 31, 1995, there were no additional loan commitments outstanding to borrowers of troubled debt restructurings. There were no troubled debt restructurings during 1994.

      The Company had approximately $5,240,000 in impaired loans as of December 31, 1995. The carrying value of impaired loans for which there is a related allowance for loan losses was $2,629,000, with the amount of allowance for credit losses allocated to these loans of $311,000. There were $2,607,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during 1995 was $4,200,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $91,000.

      A summary of the activity within the allowance for loan losses is as follows:


                                               1995        1994        1993
                                             -------     -------     -------
                                                      (IN THOUSANDS)
Balance, January 1                           $   983     $ 1,048     $   900
Provision charged to operating expense         1,539         703         253
Loans charged off                             (1,589)       (880)       (216)
Recoveries on loans previously charged off       137         112         111
                                             -------     -------     -------
Balance, December 31, 1995                   $ 1,070     $   983     $ 1,048
                                             -------     -------     -------
                                             -------     -------     -------


      The Company's commercial loans as of December 31, 1995 are secured by the following collateral:

                                                   DECEMBER 31, 1995
                                                   -----------------
                                                    (IN THOUSANDS)
Stock                                               $      2,148
Cash                                                       1,521
Furniture, equipment and/or accounts receivables          50,248
Unsecured and/or assignment of life insurance             23,095
                                                    ------------
Total                                               $     77,012
                                                    ------------
                                                    ------------


NOTE 5 - PREMISES AND EQUIPMENT

      A summary of the major components of premises and equipment at December 31, 1995 and 1994 is as follows:


                                                     1995           1994
                                                  ---------      ---------
                                                        (IN THOUSANDS)
Furniture, fixtures and equipment                 $   4,940      $   4,267
Leasehold improvements                                1,633          1,604
                                                  ---------      ---------
     Total premises and equipment at cost             6,573          5,871
Less accumulated depreciation and amortization       (4,755)        (4,222)
                                                  ---------      ---------
     Net premises and equipment                   $   1,818      $   1,649
                                                  ---------      ---------
                                                  ---------      ---------


      Depreciation and amortization expense related to property and leasehold improvements was approximately $537,000, $500,000 and $474,000 for the years ended December 31, 1995, 1994 and 1993, respectively.


NOTE 6 - DEPOSITS AND SHORT-TERM BORROWINGS

      A summary of time certificates of deposit outstanding at December 31, 1995 and 1994 is as follows:


                                                      1995           1994
                                                   ----------     ----------
                                                          (IN THOUSANDS)
Time certificates of deposit under $100,000        $   11,143     $   10,167
Time certificates of deposit of $100,000 and over      76,997         43,794
                                                   ----------     ----------
     Total                                         $   88,140     $   53,961
                                                   ----------     ----------
                                                   ----------     ----------


      Interest expense for the years ended December 31, 1995, 1994 and 1993 relating to interest-bearing deposits and other borrowings amounted to the following:


                                                     1995      1994      1993
                                                   -------   -------   -------
                                                           (IN THOUSANDS)
Demand, interest-bearing deposits                  $   105   $   107   $   106
Savings and money market deposits                    1,959     2,170     2,337
Time certificates of deposit under $100,000            460       310       307
Time certificates of deposit of $100,000 and over    3,326     1,006       781
                                                   -------   -------   -------
     Interest expense on deposits                    5,850     3,593     3,531
                                                   -------   -------   -------
                                                   -------   -------   -------
Federal funds purchased and securities sold under
   agreements to repurchase                            204       156        27
Interest on stock repurchase                             -       134       200
Interest on convertible notes                          485       297         -
                                                   -------   -------   -------
Interest expense on deposits and other borrowings  $ 6,539   $ 4,180     3,758
                                                   -------   -------   -------
                                                   -------   -------   -------


      The Bank sells securities under agreements to repurchase.   Securities
sold under  repurchase agreements are recorded as short-term obligations.

      During 1995, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $41,773,000 and $3,458,360, respectively; the average rate paid was 5.90%. During 1994, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $30,093,000 and $4,469,000, respectively; the average rate paid was 3.50%.


NOTE 7 - INCOME TAXES

      The provision for income taxes for the years ended December 31, 1995, 1994 and 1993 is comprised of the following:


                                             1995      1994      1993
                                          -------   -------   -------
                                                  (IN THOUSANDS)
      Current taxes:
        Federal                           $   989   $   675   $   806
        State                                 338       244       284
                                          -------   -------   -------
        Total current taxes                 1,327       919     1,090
                                          -------   -------   -------

      Deferred taxes (credits):
        Federal                              (128)      (24)     (126)
        State                                 (17)      (14)      (42)
                                          -------   -------   -------
        Total deferred taxes                 (145)      (38)     (168)
                                          -------   -------   -------

      Provision for income taxes          $ 1,182   $   881   $   922
                                          -------   -------   -------
                                          -------   -------   -------


      The following summarizes the differences between the provision for income taxes for financial statement purposes and the federal statutory rate of 34%, in 1995, 1994 and 1993, respectively:


                                                 1995      1994      1993
                                               -------    ------    ------
                                                       (IN THOUSANDS)

Tax expense at statutory rate                  $ 1,084    $  726    $  773
Increase (decrease) in taxes resulting from:
  State franchise taxes, net of federal
   income tax benefit                              212       152       160
  Stock option plan                                (82)        -         -
  Other                                            (32)        3       (11)
                                               -------    ------    ------
     Total                                     $ 1,182    $  881    $  922
                                               -------    ------    ------
                                               -------    ------    ------
     Effective rate                                37%       41%       41%


      Accrued interest receivable and other assets include current income taxes receivable of $162,000 and $179,000 at December 31, 1995 and 1994, respectively.

      Deferred taxes are included in accrued interest receivable and other assets and current income tax liabilities are included in interest payable and other liabilities.

      The components of the net deferred tax asset are as follows:


                                                 1995      1994
                                                 ----      ----
                                                  (IN THOUSANDS)
Deferred tax liabilities:
 Prepaid Expenses                              $   127   $   143
 Depreciation, leasing transactions,
  fixed asset gain or loss                           -         -
 Other                                              54        62
                                               -------   -------
Gross deferred tax liabilities                     181       205

Deferred tax assets:
 Depreciation, leasing transactions,
  fixed asset gain or loss                         120        33
 Bad debt deductions                               206       244
 Deferred Compensation                             176       125
 Core deposit amortization                          23        23
 Loan fee amortization                              32        37
 California franchise tax                           94        68
 Unrealized loss on securities
  available-for-sale                               361       325
                                               -------   -------
 Gross deferred tax assets                       1,012       855
                                               -------   -------
Net deferred tax asset                         $   831   $   650
                                               -------   -------
                                               -------   -------


      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all benefits related to these deductible differences.

      Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1994 are primarily the result of adjustments to conform to the tax returns as filed.

NOTE 8 - SHAREHOLDERS' EQUITY

      The Company's stock option plans allow option holders to "pyramid" their options upon exercise. Through this process, which utilizes the intrinsic value of the options at the time of exercise, the option holders avoid incurring additional costs. As a result, more options will be exercised than shares issued, depending on the intrinsic value of the options at the time of exercise.

      The Company has a stock option plan dated April 20, 1983 (the "1983 Plan"), which authorizes the issuance of up to 165,894 shares of the Company's unissued common stock to directors, officers and other personnel. Option prices may not be less than 100% of the fair market value at the date of the grant. Options granted under the 1983 Plan expire not more than five years after the date of grant and must be fully paid when exercised.

      The status of options granted under the 1983 Plan is shown as follows:


                                              PRICE PER          OPTIONS
                                              OPTION ($)       OUTSTANDING
Outstanding at January 1, 1993               5.95 to 8.10          152,333
Issued                                       13.57                   2,625
Exercised                                    5.95 to 8.10           (1,747)
                                                               -----------
Outstanding at December 31, 1993             5.95 to 13.57         153,211

Cancelled                                    5.95 to 13.57          (3,675)
                                                               -----------
Outstanding at December 31, 1994             5.95 to 6.91          149,536

Exercised                                    5.95                  (29,868)
                                                               -----------
Outstanding at December 31, 1995             5.95 to 6.91          119,668
                                                               -----------
                                                               -----------


      At December 31, 1995, all 119,668 option shares were exercisable.

      The Company also has a stock option plan dated December 18, 1990 (the "1990 Plan"), which authorizes the issuance of up to 120,000 shares of the Company's unissued common stock to directors, officers and other personnel. Option prices may not be less than 100% of the fair market value at the date of the grant for incentive stock options and 85% of the fair market value for non-qualified stock options. Options granted under the 1990 Plan expire not more than ten years after the date of grant and must be fully paid when exercised.

The status of options granted under the 1990 Plan is shown as follows:


                                              PRICE PER          OPTIONS
                                              OPTION ($)       OUTSTANDING
      Outstanding at January 1, 1993         8.10                   35,875
      Issued                                13.57 to 14.93          34,860
                                                               -----------
      Outstanding at December 31, 1993       8.10 to 14.93          70,735

      Issued                                11.43                   26,250
      Canceled                               8.10                   (1,575)
                                                               -----------
      Outstanding at December 31, 1994       8.10 to 14.93          95,410

      Exercised                              8.10                   (3,969)
      Canceled                              13.57 to 14.93         (10,710)
                                                               -----------
      Outstanding at December 31, 1995       8.10 to 14.93          80,731
                                                               -----------
                                                               -----------

      Available for future grant at
       December 31, 1995                                            34,167
                                                               -----------
                                                               -----------


      At December 31, 1995, 75,481 option shares were exercisable. 5,250 options become exercisable in 1996.

    During 1995, 33,837 stock options were exercised pursuant to the Company's 1983 and 1990 Plans and 20,409 common stock shares were issued.

    The Company also has a stock option plan dated December 31, 1992 (the "1992 Plan"), which authorizes the issuance of up to 393,750 shares of the Company's unissued common stock to directors, officers and other personnel. Option prices may not be less than 100% of the fair market value at the date of the grant for incentive stock options and 85% of the fair market value for non-qualified stock options. Options granted under the 1992 Plan expire not more than ten years after the date of grant and must be fully paid when exercised.

    The status of options granted under the 1992 Plan is shown as follows:


                                            PRICE PER           OPTIONS
                                            OPTION ($)        OUTSTANDING
                                            ------------      -------------
Outstanding at January 1, 1993              13.33               393,750
                                                                 -------
Outstanding at December 31, 1993            13.33               393,750
                                                                 -------
Outstanding at December 31, 1994            13.33               393,750
                                                                 -------
Outstanding at December 31, 1995            13.33               393,750
                                                              -------------
                                                              -------------


    At December 31, 1995, all 393,750 option shares were exercisable.

    On June 23, 1995, the Company declared a 5% stock dividend primarily paid by a distribution of 56,274 treasury shares on July 19, 1995.

    On June 19, 1994, the Company concluded a public offering of convertible notes totaling $5,750,000 at an initial interest rate of 8.50%. The interest rate paid on the convertible notes is reset on March 1, 1998 at 150 basis points over the 5 year Constant Maturity Treasury Index at that time. The interest rate is then fixed to maturity on March 1, 2004. The convertible notes are convertible in shares of common stock at a conversion price of $13.3333 per share anytime after March 1, 1998. Proceeds to the Company from the offering totaled $4,709,000.

    On January 19, 1993, the Company concluded a private placement offering of 341,250 shares of common stock at a price of $12.62 per share. All but 15,225 shares were sold as of December 31,1992. In connection with the offering, 393,750 options and 131,250 warrants were issued on December 31, 1992 and are considered issued and outstanding. The options and warrants became exercisable on December 31, 1994 at a price of $12.62 per share and expire on December 31, 2002. Proceeds to the Company from the offering totaled $3,559,000 as of December 31, 1992. Additional proceeds of $182,000 were received on January 19, 1993.

    In connection with the private placement, the Company issued (i) a warrant to Robert H. Leshner, principal of the placement agent, to purchase 105,000 shares of Common Stock (the "Leshner Warrant") and (ii) a warrant to Andrew E. Haas, which was subsequently reissued as two warrants to purchase 13,125 shares to each of Mr. Haas and Curtis Swindal, each at a purchase price of $13.33 per share exercisable in full on or after December 31, 1994 and before December 31, 2002. The Company agreed to grant the holders of the shares issued upon exercise of the warrants ("Warrant Shares") the right, on two occasions during the five-year period beginning December 31, 1994, to require to Company to register (the "Demand Registration") the Warrant Shares under the Securities Exchange Act of 1934 (the "Act"). The Company will pay the expenses of one Demand Registration. In addition, the holders of the Warrant Shares will have the right during the period December 31, 1994 to December 31, 1997 to have the Warrant Shares included in registrations of the Common Stock under the Act at the expense of the Company.

    Under the terms of the Leshner Warrant, if Dr. Kovner dies before December 31, 2002, then the Company will purchase, at the option of Mr. Leshner, some or all of the warrants and/or Warrant Shares then owned by Mr. Leshner, provided that (i) the maximum aggregate purchase price paid by the Company shall be not more than $1,000,000 and (ii) the funds to purchase such warrants and/or Warrant Shares shall come solely from the proceeds of the key person life insurance policy on Dr. Kovner. Furthermore, if at any time prior to December 31, 2002 Mr. Leshner wishes to sell some or all of the warrants and/or Warrant Shares to a third party, Mr. Leshner must offer to sell such warrants and/or Warrant Shares to the Company on the same terms and conditions being offered to such third party. Another term of the Leshner Warrant restricts Bancorp's ability to issue certain types of preferred stock which would entitle the holders thereof to receive dividends or distributions of assets that vary in amount with Bancorp's performance.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

    The Company leases its premises and certain equipment under several noncancellable operating leases which expire on various dates through January 31, 2002. Rental expense for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $990,000, $1,011,000 and $1,083,000, respectively.

    The following is a schedule by years of future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995:


YEAR ENDING DECEMBER 31,                              (IN THOUSANDS)
- ------------------------
1996                                                 $     915
1997                                                       880
1998                                                       908
1999                                                       832
2000                                                       845
Later years                                              1,219
                                                      --------
Total                                                 $  5,599
                                                      --------
                                                      --------


    The building lease commitments are subject to cost-of-living adjustments to reflect future changes in the consumer price index or a fixed periodic rate increase. Those leases with fixed periodic rate increases and/or specified months with no rent due are amortized so that the average monthly cost of the lease is charged each month.

    LENDING COMMITMENTS

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. At December 31, 1995 and 1994, the Company had commitments to extend credit of approximately $50,415,000 and $46,939,000, respectively, and obligations under standby letters of credit of approximately $4,984,000 and $3,755,000, respectively. These commitments and obligations were variable rate in structure.

    The Company is finalizing several agreements which will result in the acquisition of assets in satisfaction of a loan totaling $2,300,000. As of December 31, 1995 the loan was disclosed as nonaccrual and impaired. The underlying assets include two partnership interests and a promissory note. The loan has been written down to the fair value of the underlying collateral in accordance with FASB 114.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At December 31, 1995 all guarantees extended for a period of 12 months or less. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to clients. The Company evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if necessary by the Company upon an extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property plant and equipment and income-producing commercial real estate.

    LITIGATION

    The Company and its subsidiary are defendants in legal actions arising from transactions conducted in the ordinary course of their business. Based upon discussion with the Company's attorneys, management believes that the ultimate liability, if any, arising from such actions will not materially affect the Company's consolidated financial statements.

NOTE 10 - TRANSACTIONS INVOLVING DIRECTORS AND AFFILIATED PARTIES

    As part of its normal banking activities, the Company has extended credit to various directors and employees and their related interest. The credit extended to these individuals and affiliates for the three years ended December 31, 1995, is summarized as follows:


                                1995              1994            1993
                               -------           -------         ------
                                               (IN THOUSANDS)
Balance, January 1             $ 3,223           $ 3,310        $ 3,008
Credit granted                   1,377             1,951          1,705
Loan payments                   (1,668)           (2,038)        (1,403)
                               -------           -------         ------
Balance, December 31           $ 2,932           $ 3,223        $ 3,310
                               -------           -------         ------
                               -------           -------         ------


    Interest income earned on these loans amounted to approximately $299,000, $258,000 and $232,000 during the years 1995, 1994 and 1993, respectively. In the opinion of management, all such extensions of credit are on terms similar to transactions with nonaffiliated parties and involve only normal credit risk.

NOTE 11 - CAPITAL ADEQUACY AND RESTRICTIONS ON DIVIDEND PAYMENTS

    The Officer of the Comptroller of the Currency (the "OCC"), the Bank's primary regulator, has established minimum leverage ratio guidelines for national banks. These guidelines provide for a minimum Tier 1 capital leverage ratio (Tier 1 capital to adjusted total assets) of 3.0% for national banks that meet certain specified criteria, including having the highest regulatory rating. All other national banks will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0% plus an additional cushion of 100 to 200 basis points. The OCC has not advised the Bank of any specific minimum Tier 1 capital leverage ratio applicable to it.

    The Federal Reserve Board, as the Company's primary regulator, has similarly established minimum leverage ratio guidelines for bank holding companies. These guidelines also provide for a minimum Tier 1 leverage ratio of
3.0 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0 percent plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific
minimum Tier 1 capital leverage ratio applicable to it.      Under risk-based
capital standards, banking organizations are expected to meet a minimum ratio for qualifying total capital to risk-weighted assets of 8.0%, 4.0% of which must be Tier 1 capital. At December 31, 1995, the Company and the Bank exceeded the minimum capital requirements, required for consideration as a "well capitalized" institution as defined by the Company's and the Bank's regulators.

    Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed its net income, as defined, for that year combined with its retained net income for the preceding two years. Dividends declared may not exceed amounts necessary to satisfy the aforementioned capital requirements. As of December 31, 1995 the Bank could declare dividends of $4,826,000 without obtaining regulatory approval.

Federal banking law also restricts the Bank from extending credit to the Company in excess of 10% of the capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements.

NOTE 12 - CONVERTIBLE NOTES

    On June 19, 1994, the Company completed a public offering of $5,750,000 in convertible subordinated reset notes (the "Notes") which mature on March 1, 2004 and incurred expenses of $1,041,000. Interest on the Notes is payable semiannually on March 1 and September 1 of each year, commencing on September 1, 1994 at the rate of 8.50% per annum until March 1, 1998, and from March 2, 1998 until the principal thereof is paid or made available for payment at a rate per annum equal to the Reference Rate (as defined below) plus 150 basis points. The "Reference Rate" is the most recent "Five Year Constant Treasury Maturity Index" published by the Federal Reserve Bank, or its successor, at least 60 days prior to March 2, 1998. The Notes are convertible into Common Stock of the Company at any time prior to maturity, unless previously redeemed, into shares of Common Stock at a conversion price of $13.3333 per share, subject to adjustment in certain events. The Notes are redeemable in whole or in part at the option of the Company at any time on or after March 2, 1998 at the redemption prices set, subject to the prior approval of the Board of Governors of the Federal Reserve System. During 1995, $131,000 of the Notes were converted into 9,825 Common Stock shares. If all $5,619,000 of the remaining Notes were converted into Common Stock, 421,426 shares of Common Stock would be issued. Of the proceeds, $3,615,000 was invested in the Bank, N.A. and $930,000 was used to extinguish a stock repurchase obligation. The Notes are counted as Tier 2 capital at the Company and the investment of $3,615,000 is counted as Tier 1 capital at the Bank.

NOTE 13 - DERIVATIVE FINANCIAL INSTRUMENTS

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate price risks.

    Interest rate floor and cap agreements are used to reduce the potential impact of changes in interest rates which would reduce the interest income and/or market value on loans and on certain securities. The Company entered into three interest rate floor agreements during December 1994 and January 1995 for a total notional amount of $60 million. The agreements entitled the Company to receive from counterparties on a monthly basis the amounts, if any by which the one-month LIBOR rate falls below 6%. The floor agreements were for a period of three years. The average premium paid for the floor agreements was approximately 20 basis points ($120,000) and was being amortized over three years. In May, 1995, the Company sold the floor contracts for total consideration of $722,500. This amount is being amortized over the original three year term. From December 1994 to December 31, 1995, net interest income was increased by the floors by $140,000 including $141,000 during 1995. In December, 1995, the Company entered into two interest rate cap agreements for a notional amount of $10 million each. The agreements entitle the Company to receive from counterparties on a quarterly basis the amounts, if any by which the one year Constant Maturity Treasury Index (CMT) rises above 6..50% on $10 million notional amount and 6.75% on $10 million notional amount. The cap agreements are for a period of three years. The average premium paid for the cap agreements was approximately 63.5 basis points ($127,000) and is being amortized over three years. Net interest income in 1995 was decreased by the caps by $1,000.

    The Company uses interest rate swap agreements in order to lock in a specific return on its loan portfolio. In January, 1993 the Company entered into two interest rate swap agreements that pay the Company a fixed rate of 7.215% for three years beginning in January, 1993 while the Company pays the prime rate floating. These swaps have a total notional amount of $40 million and terminate in January 1996. Net interest income for 1993 was increased by the two swaps by $439,000. Net interest income for 1995 and 1994 was reduced by the two swaps by $694,000 and $10,400, respectively. These swaps expire during January, 1996. In November 1993, the Bank entered into a swap with a notional amount of $15,000,000. The effective date of the swap is May 26, 1994 and it covers a period of five years ending in May 1999. Under the terms of the swap, the Bank pays a rate of prime less 190 basis points while receiving the three-month LIBOR. The rate the Bank pays adjusts daily while the rate the Bank receives adjusts quarterly. The terms of the swap originally included an interest rate cap which was terminated in 1994 and an expense of $385,000 was recorded. Net interest income for 1995 and 1994 was reduced by the swap by $135,000 and $77,000, respectively. At the date of this report, the Company is paying 6.35% and receiving 5.27%.

    The Company is exposed to potential credit losses in the event of nonperformance by the counterparties to its interest rate floor agreements, interest rate swap agreements and nonderivative financial assets but has no off-balance-sheet credit risk of accounting loss. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FASB statement No. 107, Disclosures about Fair Value of Financial Instruments (the "Statement"). The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


                                                           DECEMBER 31, 1995                  DECEMBER 31, 1994
                                                     --------------------------          --------------------------
                                                      CARRYING       ESTIMATED            CARRYING       ESTIMATED
                                                       VALUE        FAIR VALUE             VALUE        FAIR VALUE
                                                      --------      -----------           --------      -----------
                                                          (IN THOUSANDS)                       (IN THOUSANDS)
Assets:
     Cash and cash equivalents                        $ 85,200       $   85,200           $   7,133     $   37,133
     Securities available-for sale                      81,520           81,520              47,003         47,003
     Securities held-to-maturity                        48,517           48,159             120,735        111,868
     Loans                                             100,085           99,129             103,745        103,256

Liabilities:
     Noninterest-bearing transaction accounts         $ 97,642       $   97,642           $ 115,198     $  115,198
     Interest-bearing transaction accounts              14,475           14,475              16,797         16,797
     Savings  and money market accounts                 97,209           97,209             107,675        107,675
     Certificates of deposit and other time deposits    88,140           88,155              53,961         53,916
     Convertible Notes                                   4,767            4,565               4,771          4,196

Off-balance sheet assets:
     Interest rate swaps                              $      -       $     (392)          $       -      $  (1,543)
     Interest rate caps                                    126              131                   -              -
     Interest rate floors                                    -                -                  99            110
     Lending commitments                                     -              126                   -            117
     Standby letters of credit                               -               50                   -             38


    The fair value of marketable securities and interest rate swaps is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The fair values of loans are estimated using discount cash flow analysis. The analysis was performed on a loan-by-loan basis by projecting each loan's expected cash flows and discounting these flows at appropriate discount rates. The expected cash flows were determined by contractually scheduled payments of principal and interest, incorporating scheduled rate adjustments, periodic caps, and lifetime ceilings and floors for adjustable loans. The fair values are based on a stable interest rate scenario and do not incorporate bid-ask spreads or discounts that might be required to dispose of assets in bulk. Discount rates applied to the expected cash flows were based on the Bank's offer rates for new loans with similar collateral and terms, adjusted to reflect differential risk based on collateral value, payment status, and/or credit classification at December 31, 1995 and 1994, respectively.

    For purposes of disclosure under SFAS 107, the fair value of deposits with no defined maturities, such as demand deposits, money market deposits and savings accounts, is the amount payable on demand at the valuation date. For deposit liabilities with defined maturities, such as time certificates of deposit, calculation of fair value was based on the discounted value of future cash flows expected to be paid, where the discount rate was the Bank's offer rate or market rate for similar deposits with maturities equivalent to the remaining terms on the deposits being valued at December 31, 1995 and 1994, respectively. Under the guidelines described in SFAS 107, the estimated fair value for term deposit accounts should not be less than the amount payable on demand. In situations where the contract rate is below the current offer rate the fair value would approximate the amount payable on demand, net of any withdrawal penalties.

    Standby letters of credit principally support corporate obligations and include $823,000 and $550,000 that was collateralized with cash at December 31, 1995 and 1994, respectively. At December 31, 1995, all $4,984,000 of the standby letters of credit and $40,198,000 of other lending commitments expired within one year. The estimated fair value of lending commitments and letters of credit is estimated using fees currently charged for similar arrangements, adjusted for changes in interest rates and credit that occurred subsequent to origination.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 16 - PARENT COMPANY INFORMATION

    The Bancorp has met its obligations principally from the payment of dividends from the Bank. As of December 31, 1995, the Bank has $4,826,000 available for payment of dividends without obtaining regulatory approval.

    The following financial information represents the balance sheets of the Bancorp as of December 31, 1995 and 1994, the related statements of operations and of cash flows for each of the three years in the period ended December 31, 1995.

                                       Balance sheets
                                  December 31, 1995 and 1994


                                                   1995            1994
                                                ----------      ----------
                                                      (In thousands)
Assets:
Cash in First Professional Bank, N.A.           $     28        $     99
Investment in First Professional Bank, N.A.       22,208          20,239
Loans                                                163               -
Other assets                                          35              30
                                                --------        --------
Total                                             22,434          20,368

Liabilities:
Accrued expenses                                $    159        $    165
Convertible notes                                  4,767           4,771
                                                --------        --------
     Total liabilities                             4,926           4,936

     Total shareholders' equity                   17,508          15,432
                                                --------        --------
Total                                           $ 22,434        $ 20,368
                                                --------        --------
                                                --------        --------


                                  STATEMENT OF OPERATIONS
                      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                1995                1994                  1993
                                                             -----------         -----------          -----------
                                                                                 (IN THOUSAND)
Income:Income:
     Cash dividends from First Professional Bank, N.A.       $      800          $        -          $       790
     Interest                                                         6                   4                    2
                                                             -----------         -----------          -----------
           Total income                                             806                   4                  792
                                                             -----------         -----------          -----------

Expenses:
     Interest                                                       485                 431                  200
     Salaries and employer taxes                                     86                  80                   52
     Amortization - convertible note expenses                       106                  62                    -
     Legal                                                           62                   7                   77
     Pamphlets and brochures                                         48                   2                   27
     Other                                                           33                  32                   25

           Total expenses                                           820                 614                  381
                                                             -----------         -----------          -----------
     Income (loss) before income taxes and equity in
       undistributed net income of First Professional
       Bank, N.A.                                                   (14)               (610)                 411
Income tax expense                                                    -                   1                    1
                                                             -----------         -----------          -----------

     Income before equity in undistributed net income
        of First Professional Bank, N.A.                            (14)               (611)                 410

Equity in undistributed net income of First
       Professional Bank, N.A.                                    2,020               1,864                  942
                                                             -----------         -----------          -----------

Net income                                                   $    2,006          $    1,253          $     1,352
                                                             -----------         -----------          -----------
                                                             -----------         -----------          -----------


                               STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                     1995                1994                1993
                                                                 ------------       ------------         ------------
                                                                                    (IN THOUSANDS)
Cash flows from operating activities
     Net income                                                   $    2,006          $    1,253           $    1,352
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
     (Increase) decrease in accounts receivable and other
          assets                                                          (5)                  -                   10
     Increase (decrease) in accounts payable and other
          liabilities                                                     (6)                165                  (95)
     Amortized interest on stock repurchase agreement                      -                 135                  200
     Amortization of convertible note expenses                           106                  62                    -
     Equity in undistributed income of First Professional
     Bank, N.A.                                                       (2,020)             (1,864)                (942)
                                                                 ------------        ------------         ------------
     Net cash provided by (used in) operating activities                  81                (249)                 525
                                                                 ------------        ------------         ------------
Cash flows from investing activities:
     Principal disbursed on loans, net                                  (163)                  -                    -
     Investment in First Professional Bank, N.A.                           -              (3,615)                   -
     Net cash used in operating activities                              (163)             (5,531)                (217)

Cash flows from financing activities:
     Inssuance of convertible notes, net                                   -               4,709                    -
     Purchase of treasury stock                                            -                (930)                (580)
     Issuance of common stock                                              -                   -                  182
     Exercise of options                                                  14                   -                   12
     Other                                                                (3)                 14                    -
                                                                 ------------        ------------         ------------
Net cash provided by (used in) financing activities                       11               3,790                 (386)
                                                                 ------------        ------------         ------------
Net increase (decrease) in cash                                          (71)                (71)                 139
Cash, beginning of year                                                   99                 170                   31
Cash, end of year                                                 $       28          $       99           $      170
                                                                 ------------        ------------         ------------
                                                                 ------------        ------------         ------------
Supplemental disclosure of cash flow information-
     cash paid (in dollars) during the year for:
          Interest                                                $  485,038          $  268,384           $  199,976
          Income taxes                                            $     (329)         $      600           $      600


NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following tables set forth the Company unaudited data regarding operations for each quarter of 1995, 1994 and 1993. This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                                  QUARTER ENDED
                                             ---------------------------------------------------------------------------------------
                                              DEC. 31,       SEPT. 30,       JUNE 30,     MAR. 30,          DEC. 31,     SEPT. 30,
                                                1995           1995            1995         1995             1994          1994
                                                ----           ----            ----         ----             ----          ----
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                              $   5,227      $   5,296       $   5,32      $   5,051         $  5,074    $   4,873
Interest expense                                 1,711          1,778          1,602          1,448            1,246        1,178
Net interest income                              3,516          3,518          3,727          3,603            3,828        3,695
Provision for loan losses                        1,147            205            125             62               50          373
Gains (losses) on securities:
   Held-to-maturity                                  -              -              -              -                -            -
   Available-for-sale                              895                            97             26                             -
   Trading                                           -              -              -              -                -            -
   Call option premiums                              -              -              -              -                -            -
Valuation-securities available-for-sale              -              -              -              -                -            -
Other income                                       372            367            369            328              391          385
Other expenses                                   3,210          2,748          3,055          3,076            3,013        2,991
Income (loss) before income taxes                  426            931          1,012            818            1,155          717
Net income (loss)                                  348            551            604            503              679          430
Earnings (loss) per share (as restated):
   Primary                                   $    0.23      $    0.35       $   0.38      $    0.32         $    .41    $    0.27
   Fully diluted                                  0.23      $    0.32       $   0.35      $    0.30         $   0.37    $    0.26
Dividends per share                                  -              -              -              -                -            -


                                                                                  QUARTER ENDED
                                             ---------------------------------------------------------------------------------------
                                               JUNE 30,       MAR. 30,        DEC. 31,     SEPT. 30,         JUNE 30,     MAR. 30,
                                                1994           1994            1993         1993             1993          1993
                                                ----           ----            ----         ----             ----          ----
Interest income                              $   4,066      $   3,786       $  3,925      $   3,866         $  3,775    $   3,526
Interest expense                                   911            845            903          1,014              935          906
Net interest income                              3,155          2,941          3,022          2,852            2,840        2,620
Provision for loan losses                          200             80              -            215               24           14
Gains (losses) on securities:
   Held-to-maturity                                  -              -              -              -                -            -
   Available-for-sale                                -              7              -            (50)            (47)          293
   Trading                                         (39)          (181)            49             13            (153)          141
   Call option premiums                              -              -              -             93               51            8
Valuation-securities available-for-sale              -              -              -              -               21         (21)
Other income                                       377            371            472            507              562          368
Other expenses                                   2,938          3,151          2,741          2,653            2,974        2,746
Income (loss) before income taxes                  355            (93)           802            547              276          649
Net income (loss)                                  199            (55)           484            221              163          380
Earnings (loss) per share (as restated):
   Primary                                  $     0.14      $    0.00       $   0.29      $    0.21         $   0.11    $    0.24
   Fully diluted                            $     0.14      $       -       $      -      $       -         $      -    $       -
Dividends per share                                  -              -              -              -                -            -


     Earnings (loss) per share is based on the weighted average number of shares outstanding during each period. Full-year weighted average shares differ from quarterly weighted average shares and, therefore annual earnings (loss) per share may not equal the sum of the quarters.

EXHIBIT  11 - EARNINGS PER SHARE

                STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


                                                                               YEAR ENDED DECEMBER
                                                               ---------------------------------------------------
PRIMARY EARNINGS PER SHARE                                         1995             1994                1993
                                                                   ----             ----                ----
Computation for Statement of Operations:
   Net earnings per statement of
   operations used in primary earnings
   per share computation:

         Net earnings                                           $  2,005,897     $  1,252,953        $  1,352,161

   Interest on borrowings, net of tax
   effect, on application of assumed
   from exercise of warrants and options
   in excess of 20% limitation                                       211,780          216,455             170,604
                                                                ------------      -----------         -----------

         Net earnings as adjusted                               $  2,217,677      $ 1,469,408        $  1,522,765
                                                                ------------      -----------         -----------
                                                                ------------      -----------         -----------
   Weighted average number of shares
   outstanding, as per primary computation
   above                                                           1,211,045        1,276,643           1,308,874

   Net shares issuable from assumed exercise
   of warrants and options, as determined by
   the application of the Modified Treasury
   Stock Method                                                      493,900         514,624              487,179
                                                                ------------      -----------         -----------

      Weighted average number of shares
      outstanding                                                  1,704,945       1,791,267            1,796,053
                                                                ------------      -----------         -----------
                                                                ------------      -----------         -----------

Primary earnings per share                                      $       1.30    $       0.82          $      0.85
                                                                ------------      -----------         -----------
                                                                ------------      -----------         -----------



                                                                       YEAR ENDED DECEMBER
                                                          -------------------------------------------
FULLY DILUTED EARNINGS PER SHARE                                1995           1994           1993
                                                                ----           ----           ----
Computation for Statement of Operations:
   Net earnings per statement of
   operations used in fully diluted
   earnings per share computation:

         Net earnings                                      $  2,005,897   $  1,252,953   $  1,352,161

   Interest and amortized costs on
   convertible notes, net of tax effect                         347,169        210,558              -

   Interest on borrowings, net of tax
   effect, on application of assumed
   from exercise of warrants and options
   in excess of 20% limitation                                  211,780        216,445        170,596
                                                           -------------   ------------   ------------

         Net earnings as adjusted                          $  2,564,846   $  1,679,956    $ 1,522,757
                                                           -------------   ------------   ------------
                                                           -------------   ------------   ------------

   Weighted average number of shares
   outstanding, as per fully diluted
   computation above                                          1,211,045      1,276,643      1,308,874

   Net shares issuable from assumed exercise
   of warrants and options, as determined by
   the application of the Modified Treasury
   Stock Method                                                 493,900        514,626        487,179

   Weighted average shares issuable from
   assumed conversion of convertible notes                      421,425        262,397              -

         Weighted average number of shares
         outstanding                                          2,126,370      2,053,666      1,796,053
                                                           -------------   ------------   ------------
                                                           -------------   ------------   ------------

Fully diluted earnings per share                                $  1.21        $  0.82        $  0.85
                                                           -------------   ------------   ------------
                                                           -------------   ------------   ------------
