Form 10-Q
period 1996-03-31
PROFESSIONAL BANCORP INC
filed 1996-05-15
CIK 700914

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



    For the Quarter ended March 31, 1996    Commission File No. 0-11223



                              PROFESSIONAL BANCORP, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Pennsylvania                                 95-3701137
- -------------------------------------------------------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)                Identification No.)

    606 Broadway, Santa Monica CA                90401
    (Address of principal executive offices)     (Zip code)

     Registrant's telephone number, including area code:   (310) 458-1521
- -------------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No        .
                                               -------    --------

                         APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.008 par value                     1,300,650
         -----------------------------                     ---------
                     Class                      Outstanding on March 31, 1996

                                        INDEX


                                                                PAGE

                            PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

    Consolidated Balance sheets at March 31, 1996
       and December 31, 1995                                      3

    Consolidated Statements of Earnings for the
       three months ended March 31, 1996 and 1995                 4


    Consolidated Statements of Cash flows for
       the three months ended March 31, 1996 and 1995             5

    Notes to Consolidated Financial Statements                    6


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations            7



                             PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8K                         12

Exhibit 11                                                       13

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      PROFESSIONAL BANCORP, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                        ASSETS

                                  MARCH 31, 1996           DECEMBER 31, 1995
                                  --------------           -----------------
Cash and due from banks:
 Noninterest bearing              $   25,684,541           $      41,791,145
 Interest bearing                        413,801                   1,008,528
Federal funds sold                    34,900,000                  42,400,000
                                  --------------           -----------------
Cash and cash equivalents             60,998,342                  85,199,673
Securities available-for-sale
  at fair value                       78,716,088                  81,520,398
Held-to-maturity securities
  (Fair value of $47,101,000
  and $48,159,000, respectively)      47,570,256                  48,517,017


Loans, net of allowance for loan
  losses of $1,264,000 and
  $1,070,000 respectively             97,732,917                  98,944,274

Premises and equipment, net            1,743,029                   1,817,982
Accrued interest receivable
   and other assets                    6,280,204                   6,165,562
                                  --------------              --------------

                                  $  293,040,836              $  322,164,906
                                  ==============              ==============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
     Demand, non-interest bearing $   83,785,648              $   97,641,982
     Demand, interest-bearing         13,855,606                  14,474,546
     Savings and money market         96,886,973                  97,209,310
     Time certificates of deposit     73,872,578                  88,139,864
                                  --------------              --------------

Total deposits                       268,400,805                 297,465,702

Convertible Notes                      4,791,044                   4,766,658
Accrued interest payable and
  other liabilities                    1,696,182                   2,424,792
                                  --------------              --------------
Total liabilities                    274,888,031                 304,657,152
                                  --------------              --------------

Shareholders' Equity:
Common stock, $.008 par value;
  12,500,000 shares authorized;
  1,409,831 and 1,327,548 issued
  and 1,300,650 and 1,218,367
  outstanding                             11,279                     10,620
Additional paid-in capital            12,135,514                  11,682,752
Retained earnings                      7,259,011                   6,983,628
Treasury stock (109,181)                (655,085)                   (655,085)
Net unrealized loss on securities
   available-for-sale                   (597,914)                   (514,161)
                                  --------------              --------------
Total shareholders' equity            18,152,805                  17,507,754
                                  --------------              --------------
                                  $  293,040,836              $  322,164,906
                                  ==============              ==============

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PROFESSIONAL BANCORP, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF EARNINGS

                                     (Unaudited)
                                       THREE MONTH PERIODS ENDED MARCH 31,
                                             1996                 1995
                                          -----------          -----------
INTEREST INCOME:
Loans                                     $ 2,320,817          $ 2,327,264
Securities                                  2,042,910            2,593,032
Federal funds sold and securities
  purchased under agreements to resell        409,309              130,368
Interest-bearing deposits in other banks        4,800                    -
                                          -----------          -----------
TOTAL INTEREST INCOME                       4,777,836            5,050,664

INTEREST EXPENSE:
Deposits                                    1,374,798            1,142,260
Convertible notes                             119,234              122,188
Federal funds purchased and securities
   sold under agreements to repurchase          8,847              183,549
Total interest expense                      1,502,879            1,447,997
                                          -----------          -----------
Net interest income                         3,274,957            3,602,667
                                          -----------          -----------
Less:  Provision for loan losses             (180,000)             (62,000)
                                          -----------          -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                          3,094,957            3,540,667

OTHER OPERATING INCOME:
Securities transactions - net
   Available-for-sale securities                    -               25,732
Merchant discount                              53,408               48,988
Mortgage banking fees                          24,073                3,400
Service charges on deposits                   154,653              153,020
Other income                                  130,382              122,118
                                          -----------         ------------
TOTAL OTHER OPERATING INCOME                  362,516              353,258
                                          -----------         ------------
OTHER OPERATING EXPENSES:
Salaries and employee benefits              1,463,008            1,525,703
Occupancy                                     342,598              343,083
Legal fees                                    185,033              161,991
Furniture and equipment                       211,019              181,304
Professional services                         125,999              146,250
Other assessment                               83,730               70,519
Office supplies                                80,104               59,231
Imprinted checks                               62,757               29,148
Telephone                                      58,681               59,536
Donations                                      56,369               13,434
Audit, accounting and examinations             48,865               37,049
Postage                                        34,521               35,614
Messenger service                              26,464               30,388
FDIC assessment                                   500              154,628
Other expense                                 222,143              227,736
                                          -----------         ------------
Total other operating expenses              3,001,791            3,075,614
                                          -----------         ------------
Income before taxes                           455,682              818,311
Provision for income taxes                    180,300              315,300
                                          -----------         ------------
Net earnings                              $   275,382         $    503,011
                                          ===========         ============
Earnings per share:
   Primary                                $      0.20         $       0.33
   Fully diluted                          $      0.20         $       0.30

                    SEE NOTES TO CONOLIDATED FINANCIAL STATEMENTS

                         PROFESSIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                            Three Month Periods Ended
                                                      March 31,
                                                 1996               1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                 $  275,382         $  503,011
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization               157,171            129,923
     Provision for loan losses                   180,000             62,000
     Gain on securities available-for-sale             -            (25,733)
     Amortization of convertible note expense     26,086             26,701
     Decrease (Increase) in accrued interest
        receivable and other assets              214,241            (20,088)
     Increase (decrease) in accrued interest
       payable and other liabilities            (728,609)           205,300
     Net amortization of premiums and
       discounts on securities
       held-to-maturity                          (71,076)             2,457
     Net amortization of premiums and discounts
        on securities available-for-sale        (276,221)          (148,507)
                                              -----------        -----------
   Net cash (used) provided by operating
       activities                               (223,026)           735,064
                                              -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities of securities
    held-to-maturity                           2,020,639          1,990,054
  Proceeds from maturities of securities
    available-for-sale                         2,937,948            616,208
  Proceeds from sales of securities
    available-for-sale                                 -         10,025,153
  Purchases of securities held-to-maturity    (1,002,802)                -
  Principal disbursed on loans, net            1,031,357          3,826,124
  Purchase of bank premises and equipment,
    net                                          (82,218)          (105,738)
                                              -----------       ------------
  Net cash provided by investing activities    4,904,924         16,351,801
                                              -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) in demand deposits
     and savings accounts                    (14,797,611)       (12,060,884)
  Net proceeds from issuing
    certificates of deposit                  (14,267,286)        11,645,244
  Exercise of options                            181,668                  -
                                             ------------       ------------
Net cash used by financing activities        (28,883,229)          (415,640)
                                             ------------       ------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                     (24,201,331)        16,671,225

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                         85,199,673         37,133,189
                                             ------------       ------------
CASH AND CASH EQUIVALENTS, MARCH 31,          60,998,342         53,804,414
                                             ============       ===========

Supplemental disclosure of cash flow
    information - cash paid during the year for:
     Interest                               $  1,980,104        $ 1,860,422
     Income Taxes                           $        300        $   139,000

Supplemental disclosure of noncash items:
     Tax benefit from stock options
       exercised/sold                       $    270,054        $         -
     Change in unrealized losses on
       securities available-for-sale        $   (142,583)       $   810,681
     Conversion of notes                    $      1,700        $         -

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                          5

                      PROFESSIONAL BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

    The unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not include all footnotes normally required for complete financial disclosure. while Professional Bancorp, Inc. (the "Company") believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the Company's Annual report on Form 10-K for the year ended December 31, 1995.

    The accompanying consolidated balance sheets, statements of earnings and statements of cash flows reflect all material adjustments necessary for fair presentation for the Company's financial position as of March 31, 1996 and December 31, 1995 and the results of operations for the three months ended March 31, 1996 and 1995. All such adjustments are of a normal recurring nature.


NOTE 2 - EARNINGS PER SHARE

    Earnings per share are based on the number of common shares outstanding during each year and the assumed exercise of dilutive employee stock options (less the number of treasury shares assumed to be purchased using the average market price of the Company's common stock). Earnings per share for the three month periods ending March 31, 1996 and 1995 are based on the modified treasury stock method. The modified treasury stock method counts all outstanding warrants and stock options as outstanding and then assumes the proceeds are used to repurchase up to 20% of the outstanding shares at the average market price for the period. The remaining proceeds are then assumed to be invested in U.S. Treasury securities yielding 6.0% for the three months ended March 31, 1996 and 1995. Primary earnings per share are based upon 1,576,075 and 1,720,460 shares for the three months ended March 31, 1996 and 1995, respectively. Fully diluted earnings per share are based upon 1,997,351 and 2,151,710 shares for the three months ended March 31, 1996 and 1995, respectively. Common shares exclude 109,181 of weighted average treasury shares for 1996 and 1995.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    The Company posted earnings of 275,000 during the first three months of 1996 compared to earnings of $503,000 during the first three months of 1995. The first quarter of 1995 included a gain from securities transactions of $26,000.

    Deposits have historically declined during the first quarter and decreased $29.1 million or 9.8% to $268.4 million at March 31, 1996. This decline was exaggerated by the outflow of approximately $25 million in Time certificates of deposit (TCD's) which had been anticipated for several months. Savings and money market accounts continued to represent the largest category of deposits comprising 36.1% of total deposits at March 31, 1996 compared to 32.7% at December 31, 1995 and 37.8% at March 31, 1995. TCD's comprised 27.5% of deposits at March 31, 1996 compared to 29.6% at December 31, 1995 and 22.4% of
deposits at March 31, 1995.    Noninterest bearing deposits continued to form a
solid deposit base comprising 31.2% of deposits at March 31, 1996 compared to 32.8% at December 31, 1995 and 34.5% at March 31, 1995.

    The Company continued to experience a low level of loan demand as gross loans totaled $99,074,000 at March 31, 1996 compared to $100,085,000 at December 31, 1995 for an annual rate of decline of 4%. The decrease was due primarily to a decrease in commercial loans. Management expects some additional loan demand during the second quarter of 1996 as the Company is planning to begin originating loans to Medical Service Organization's. The Company will also begin to originate loans guaranteed by the Small Business Administration; most of these loans, however, will be sold.

    The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio:

                                    MARCH 31,              DECEMBER 31,
                               -------------------    --------------------
                                      1996                    1995
                               -------------------    --------------------

                               AMOUNT  PERCENTAGE     AMOUNT    PERCENTAGE
                               ------  ----------     ------    ----------
                                            (AMOUNTS IN THOUSANDS)

Commercial                     $ 75,906     76.6       $ 77,012      77.0%
Real estate secured commercial   13,581     13.7         13,241      13.2
                               --------     ----       --------      ----
     Subtotal                    89,487     90.3         90,253      90.2
Equity lines of credit            6,140      6.2          6,070       6.1
Other lines of credit             1,830      1.9          1,997       2.0
Installment                       1,498      1.5          1,625       1.6
Lease financing                     119      0.1            140       0.1
                               --------     ----       --------      ----
    Total loans               $  99,074     100.0%     $100,085     100.0%
                              =========                ========
Less:
     Allowance for loan losse      1,264                  1,070
     Deferred loan fees, net         77                      71
    Loans - net               $  97,733                $ 98,944
                              =========                ========

    The Bank does not originate mortgage loans or accept trust deeds on property outside the State of California as primary collateral for a loan. At March 31, 1996 nonperforming loans (loans put on nonaccrual status) totaled $5,033,000 or 5.08% of total loans. At December 31, 1995, nonperforming loans totaled

$4,173,000 or 4.18% of total loans. At March 31, 1996, nonperforming assets (nonperforming loans plus Other Real Estate Owned) totaled $5,123,000 or 1.75% of total assets and 5.18% of total loans. At December 31, 1995, nonperforming assets totaled $4,263,000 or 1.32% of total assets and 4.26% of total loans. Additionally, accruing loans 90 days or more past due increased to $687,000 at March 31, 1996 compared to $632,000 at December 31, 1995.

    The Bank adopted Statement of Financial Accounting Standards No. 114 (SFAS
114) "Accounting by Creditors for Impairment of a Loan" and No. 118 (SFAS 118) "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" which amended certain provisions of SFAS 114 on January 1, 1995. The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Impairment of a loan is measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by creating a valuation allowance with a corresponding charge to provision for loan losses

    For the Company, impaired loans generally include loans classified as nonaccrual and troubled debt restructurings. At March 31, 1996, the Company had troubled debt restructurings totaling $1,769,000, $599,000 of which was on nonaccrual.

    The Company had approximately $6,206,000 in impaired loans as of March 31, 1996. The carrying value of impaired loans for which there was a specific related allowance for loan losses was $2,782,000, with the amount of allowance for loan losses allocated to these loans of $539,000. There were $3,424,000 in impaired loans for which there was no specific related allowance for credit losses. The Company had approximately $5,240,000 in impaired loans as of December 31, 1995. The carrying value of impaired loans for which there was a specific related allowance for loan losses was $2,629,000, with the amount of allowance for loan losses allocated to these loans of $311,000. There were $2,607,000 in impaired loans for which there was no related allowance for credit losses. The average recorded investment in impaired loans during the first three months of 1996 was $6.2 million with interest income of $36,000 recorded during the period.

    The Bank continued to actively manage its liquidity and on March 31, 1996, the Bank sold $34.9 million in Federal funds. In addition, at March 31, 1996 the Bank had approximately $78.7 million market value available in the Bank's securities available-for-sale account.

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

    The following tables present the capital ratios for a bank holding company and bank, and various federal regulatory capital ratios of the Company and the Bank at March 31, 1996 and December 31, 1995.

                                       COMPANY
                                  ----------------
                                                       MINIMUM        WELL-
                             MARCH 31, DECEMBER 31,    CAPITAL    CAPITALIZED
                              1996          1995        RATIOS       RATIOS
                              ----          ----
CAPITAL RATIOS:
TIER 1 RISK-BASE             13.56%        12.47%        4.00%        6.00%
TOTAL RISK-BASED              18.54         16.91         8.00       10.00
LEVERAGE                      6.36          5.72          3.00         5.00



                                       BANK
                                  -----------------
                                                      MINIMUM         WELL-
                             MARCH 31, DECEMBER 31,   CAPITAL      CAPITALIZED
                               1996       1995         RATIOS         RATIOS
                               ----       ----
CAPITAL RATIOS:

TIER 1 RISK-BASED            16.55%        15.84%        4.00%        6.00%
TOTAL RISK-BASED              17.47         16.40         8.00       10.00
LEVERAGE                      7.73          7.24         3.00         5.00

1 The minimum required by the FRB is 3%; for all but the most highly-rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

    At March 31, 1996 the Company and the Bank exceeded all applicable federal capital standards. Additionally, the Company and the Bank exceeds the required minimum ratios for "well-capitalized" institutions. The Bank has approximately $8,699,000 of capital in excess of the required minimum ratios for "well-capitalized" institutions while the Company has approximately $4,119,000 of capital in excess of the required minimum ratios for "well-capitalized institutions. The Company does not currently intend to raise additional capital.


RESULTS OF OPERATIONS

    Earnings for the three months ended March 31, 1996 decreased by $228,000 to $275,000 compared earnings of $503,000 for the same period in 1995, Earnings per share, as calculated using the modified treasury stock method, decreased to $0.20 per fully diluted share compared to $0.30 per share for the first quarter of 1995. Earnings decreased due to a slight narrowing of the interest margin to 5.03% for the first quarter of 1996 from 5.23% recorded in the year earlier period, a higher provision for loan losses ($180,000 versus $62,000) and a slight decline in average earning assets ($262,253,000 versus $275,541,000).

    Net interest income before provision for credit losses for the three months ended March 31, 1996 was $3,275,000, an decrease of $328,000 (9%) below the amount recorded during the same period in 1995. The Company's net interest margin decreased to 5.03% for the quarter ended March 31, 1996 from 5.23% for the quarter ended March 31, 1995. The net interest margin narrowed primarily due a slight shift in the Bank's deposit mix. Noninterest bearing deposits comprised 31.2% of deposits at March 31, 1996 compared to 32.8% at December 31, 1995 and 34.5% at March 31, 1995. Positively impacting net interest income was the termination of two interest rate swaps totaling $40 million notional (principal) amount. Under the terms of the two swaps, the Company received a fixed rate of 7.215% for three years ended January 1996, while the Company paid the prime rate over the same period of time. From January 1993 to March 31, 1996, the two swaps decreased net interest income by $281,000 including $15,000 during the first three months of 1996 and $161,000 during the first three months of 1995.

    In November 1993, the Bank entered into a swap with a notional amount of $15,000,000. The effective start date of the swap was May 26, 1994 covering a period of five years ending in May 1999. Under the terms of the swap, the Bank pays a rate of prime less 190 basis points while receiving the three-month LIBOR. The rate the Bank pays adjusts daily while the rate the Bank receives adjusts quarterly. Net interest income from May 1994 to March 31, 1996 was reduced by the swap by $242,000 including $30,000 during the first three months of 1996 and $34,000 during the first quarter of 1995. At the date of this report, the Company is paying 6.35% and receiving 5.27%.

    As protection against lower interest rates, in December 1994 and January 1995, the Compnay entered into three interes rate floor contracts with a notional (principal) amount of $60,000,000. The agreements entitled the Company to receive from counterparties on a monthly basis the amounts, if any by which the one-month LIBOR rate falls below 6%. The floor agreements were for a period of three years. The average premium paid for the floor agreements was approximately 20 basis points ($120,000) and was being amortized over three years. In May 1995, the Company sold the floor contracts for total consideration of $722,500. This amount is being amortized over the original three year term at appproximately $20,000 per month. From December 1994 to March 31, 1996, net interest income was increased by the floors by $198,000 including $59,000 during the first three months of 1996. Net interest income was reduced by the floors by $4,000 during the first three months of 1995. In order to protect the fair value of a portion of the Company's GNMA variable rate securities, in December 1995, the Company purchased two interest rate caps with a notional (principal) amount of $10,000,000 each. The agreements entitle the Company to receive from counterparties on a quarterly basis the amounts, if any by which the one year Constant Maturity Treasury Index rises above 6.50% for one of the agreements and 6.75% on the other. The cap agreements are for a period of three years. The average premium paid for the cap agreements was 63.5 basis points ($127,000) which is being amortized over the three year period. From December 1995 to March 1996, net interest income was reduced by the caps by $12,000 including $11,000 during the first three months of 1996.

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

    At March 31, 1996, the Company's available-for-sale portfolio totaled $78,716,000 fair value compared to $81,520,000 at December 31, 1995 and $37,346,000 at March 31, 1995. All of the Company's securities which reprice with a frequency of annually or more frequently were classified as available-for-sale. Additionally, all of the Company's Collateralized Mortgage Obligations (CMO's) were also classified as available-for-sale. The

Company's CMO's had a total fair value of $36,694,000 which included several
securities.   One CMO, with a fair value of $4,968,000 was a Premium
Amortization Class ("PAC") bond with a fixed 6.5% coupon and all principal scheduled to be paid between 1996 and 2000. Another CMO, with a fair value of $10,298,000 was a PAC bond that floats at 110 basis over the eleventh district cost of funds index and has a cap of 10%. The remaining CMO's were all variable rate using the one-month London Interbank Offering Rate ("LIBOR") as the rate index. These CMO's had rates capped at between 9% and 10% and included PACs with a total fair value of $17,428,000 repricing monthly thereafter at 55 to 65 basis points over the one-month LIBOR. The remaining CMO had a fair value of $4,000,000 which reprices monthly at a stated 200 basis points over the one-month LIBOR with the rate capped at 10%. This security is known commonly as a "kitchen sink" bond whose actual rate and cash flows are not predictable. The scheduled principal payments on the CMO's are derived from the market's median assumptions on mortgage prepayments. Actual principal payments on these securities may vary significantly from those assumptions.

    The Company also holds approximately $40.1 million of GNMA adjustable rate mortgage-backed securities. These securities which are available-for-sale have current coupon rates between 6.50% and 7.375% and reprice annually with the repricing dates of the securities held spread over the next twelve months. The coupon rate is based on the one-year Constant Maturity Treasury index ("CMT") plus 150 basis points. At March 31, 1996 the one-year CMT rate was 5.41%.

At March 31, 1996, the Company's held-to-maturity portfolio totaled $47,570,000 compared to $48,517,000 at December 31, 1995 and $118,742,000 at March 31, 1995.
The most significant holdings in the Company held-to-maturity portfolio include $14.7 million Federal National Mortgage Association (FNMA) pass-through securities and $25.8 million fixed rate GNMA pass-through securities. The FNMA securities have coupons of between 6.39% and 7.114%, are fixed until between September 1999 and January 2000, then float off the one year CMT plus between
204.5 basis points and 219 basis points thereafter with 2.0% annual limits to the change in the coupon rate. Many of the Company's mortgaged-backed securities were purchased at a significant premium. This was especially true with respect to the Company's GNMA pass-through securities which have fixed coupon rates between 7% and 9%. These securities, which are also held-to-maturity, mature between the years 2004 and 2008 with the majority maturing in 2007, experience various prepayment speeds with higher prepayments reducing the yield and slower prepayments raising the yield. Overall, as interest rates remained similar, the yield on the Company's investment securities increased from 6.27% during the first three months of 1995 to 6.33% for the first three months of 1996.

    Other operating income, excluding securities transactions totaled $363,000 for the first three months of 1996 compared to $328,000 for the same period in 1995. The increase was due primarily to higher mortgage banking fees which reflects the pickup in Southern California for both mortgage refinancing as well as purchases. The Company's mortgage banking operations consist solely of a broker function. The Bank, as broker, packages all of the underwriting criteria and sends the material to a funding institution. The funding institution then approves or declines the loan and if approved, subsequently funds the loan directly. The Company earns the points and any documentation fees charged on the loan but is otherwise not involved in the loan.

    For the first three months of 1996, other operating expenses decreased $74,000 or 2.4% compared to the same period in 1995. There were decreases in several expense areas primarily salaries and employment benefits which decreased $63,000 due to temporary changes in staffing levels. Otherwise, increases in legal fees ($23,000) due to increased loan collection efforts, imprinted checks ($34,000) due to client check orders, furniture and equipment $30,000 due to computure upgrades and donations ($43,000) offset the reduction in the FDIC assessment of $154,000. While many of the expense variances are nonrecurring, the Company is currently developing an expanded product line which will result in a similar overall level of noninterest expense in the remaining quarters of 1996. Such products include asset managment, cash management, mutual funds, trust, estate planning and custody services and Small Business Administration ("SBA") lending. These products should also increase noninterest income beginning in the third quarter of 1996.

    The management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have material effect on the liquidity, capital resources or operations of the Company.

                             PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    There were no reports filed on Form 8-K during the three months ended March 31, 1996.







                                      SIGNATURES



   Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




Date:    May 14, 1996                       PROFESSIONAL BANCORP, INC.
                                                 (Registrant)





                                       -------------------------------------

                                       Daniel S. Rader
                                       Chief Financial Officer and Treasurer