Form 10-K/A
period 1995-12-31
PROFESSIONAL BANCORP INC
filed 1996-06-03
CIK 700914

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   -----------

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                December 31, 1995
                         -------------------------------------------------------

                                       OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

                         Commission file number 0-11223

                           PROFESSIONAL BANCORP, INC.
- --------------------------------------------------------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Pennsylvania                             95-3701137
- -------------------------------------             ---------------------
(STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

 606 Broadway, Santa Monica CA                       90401
- --------------------------------------       ----------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:      (310) 458-1521
                                                   -----------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------

Common Stock, par value $0.008 per share              American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by non-affiliates at March 20, 1996: $15,607,800.00.

     Number of shares of Common Stock outstanding at March 20, 1996:  1,300,650.

                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its annual report on Form 10-K by restating such portions in their entirety as set forth in the pages attached hereto:

     Part IV, Item 14.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Financial Statements
     See Index to Financial Statements of Professional Bancorp, Inc. and Subsidiary which is part of this Form 10-K.

(b)  Reports on Form 8-K

     During the fourth quarter of 1995, the Company did not file any Current Reports on Form 8-K.

(c)  Exhibits

EXHIBITS

Exhibit No.
- -----------

     3.1 Articles of Incorporation (filed as Exhibit 3.3 to Bancorp's 1989 10-K Report and incorporated herein by this reference).

     3.2       Bylaws adopted April 25, 1990, as amended July 25, 1990

     3.3       Amendment to Articles of Incorporation, dated September 8, 1992.

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

     10.4 Lease for premises at 8600 West 3rd Street, Suite #1, Los Angeles, California (filed as Exhibit 10.6 in Bancorp's 1983 10-K Report and incorporated herein by this reference).

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

     10.7 Lease for premises at 10 North 5th Street, Redlands, California (filed as Exhibit 10.7 in Bancorp's 1991 10-K Report and incorporated herein by this reference).

     10.11* Indemnity Agreements in the form attached entered into between the Company and each of Richard A. Berger, Ray T. Oyakawa, M.D., H. Leon Brooks, M.D., Ronald L. Katz, M.D., Joel W. Kovner, Melinda McIntyre, Lynn O. Poulson, Michael
               Prochelo, Daniel S. Rader dated October 25, 1989.

     10.12* 1990 Stock Option Plan (filed as Exhibit 28.A in Bancorp's 1990 10-K Report on Form 8, Amendment No. 1 dated April 29, 1991 and incorporated herein by this reference).

     10.13* 1992 Stock Option Plan (filed as Exhibit A in Bancorp's 1992 Proxy Statement and incorporated herein by this reference).

     10.15* Stock repurchase agreement (filed as Exhibit 10.1 to Bancorp's Form 8-K, dated December 18, 1990 and incorporated herein by this reference).

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

     11        Earnings per share computation.

     22 Subsidiaries of the Registrant (filed as Exhibit 22 in Bancorp's 1986 10-K Report and incorporated herein by this reference).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PROFESSIONAL BANCORP, INC.
                                            (Registrant)

Date: June 3, 1996                   By:  /s/ Joel W. Kovner
                                     -----------------------------------
                                     Joel W. Kovner, Dr. P.H., MPH
                                     Chairman of the Board of Directors,
                                     Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                        Date
- ---------                          -----                        ----

/s/ Richard A. Berger
- ----------------------------       Director                     June 3, 1996
Richard A. Berger


/s/ James B. Jacobson
- ----------------------------       Director                     June 3, 1996
James B. Jacobson


/s/ Ronald L. Katz
- ----------------------------       Director                     June 3, 1996
Ronald L. Katz, MD


/s/ Joel W. Kovner
- ----------------------------       Chairman of the Board of     June 3, 1996
Joel W. Kovner, Dr.                Directors, Chief Executive
P.H., M.P.H.                       Officer and President


/s/ Anthony R. Kovner
- ----------------------------       Director                     June 3, 1996
Anthony R. Kovner, P.H.D.


/s/ Lynn O. Poulson
- ----------------------------       Director                     June 3, 1996
Lynn O. Poulson, J.D.


/s/ Daniel S. Rader
- ----------------------------       Chief Financial Officer      June 3, 1996
Daniel S. Rader                    and Treasurer


/s/ David G. Rodeffer
- ----------------------------       Director                     June 3, 1996
David G. Rodeffer, M.P.H.

                                 EXHIBIT INDEX

NO.       ITEM


3.1 Articles of Incorporation (filed as Exhibit 3.3 to Bancorp's 1989 10-K Report and incorporated herein by this reference).

3.2       Bylaws adopted April 25, 1990, as amended July 25, 1990.

3.3       Amendment to Articles of Incorporation, dated September 8, 1992.

10.11* Indemnity Agreements in the form attached entered into between the Company and each of Richard A. Berger, Ray T. Oyakawa, M.D., H. Leon Brooks, M.D., Ronald L. Katz, M.D., Joel W. Kovner, Melinda McIntyre, M.D., Lynn O. Poulson, Michael Prochelo, Daniel S. Rader dated October 25, 1989.