Form 10-Q
period 1996-06-30
PROFESSIONAL BANCORP INC
filed 1996-08-14
CIK 700914

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended June 30, 1996                Commission File No. 0-11223



                           PROFESSIONAL BANCORP, INC.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                   95-3701137
_______________________________________________________________________________
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                      Identification No.)

     606 Broadway, Santa Monica CA                       90401
     (Address of principal executive offices)           (Zip code)

     Registrant's telephone number, including area code:    (310) 458-1521

_______________________________________________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [ X ]    No  [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.008 par value                     1,365,988
                 Class                        Outstanding on June 30, 1996

                                     INDEX


                                                                       PAGE

                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance sheets at June 30, 1996 and
        December 31, 1995                                               3

        Consolidated Statements of Earnings for the three months
        ended June 30, 1996 and 1995 and the six months ended
        June 30, 1996 and 1995                                          4

        Consolidated Statements of Cash flows for the six months
        ended June 30, 1996 and 1995                                    5

        Notes to Consolidated Financial Statements                      6


Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             7



                          PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                           13

Item 4    Submission of Matters to a Vote of Security Holders         14

Item 5    Other Information                                           14

Item 6    Exhibits and Reports on Form 8K                             14

Exhibit 27.                                                           16

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                               June 30, 1996      December 31, 1995
Cash and due from banks:
Noninterest bearing                             $ 31,088,071       $ 41,791,145
Interest bearing                                     751,280          1,008,528
Federal funds sold                                 5,800,000         42,400,000
Cash and cash equivalents                         37,639,351         85,199,673

Securities available-for-sale at fair value       84,329,146         81,520,398
Held-to-maturity securities (Fair value of
   $44,041,000 and $48,159,000, respectively)     45,258,350         48,517,017
Loans, net of allowance for loan losses
   of $4,484,000 and $1,070,000 respectively      93,348,854         98,944,274
Premises and equipment, net                        1,749,046          1,817,982
Accrued interest receivable and other assets       8,495,186          6,165,562
                                               $ 270,819,933      $ 322,164,906


                      LIABILITIES AND SHAREHOLDERS EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing                    $ 85,651,453       $ 97,641,982
Demand, interest-bearing                          13,620,271         14,474,546
Savings and money market                          96,814,317         97,209,310
Time certificates of deposit                      35,098,105         88,139,864
Total deposits                                   231,184,146        297,465,702
Convertible Notes                                  4,817,126          4,766,658
Securities sold under agreements to repurchase    16,840,000                 -
Accrued interest payable and other liabilities     3,984,557          2,424,792
Total liabilities                                256,825,829        304,657,152

Shareholders  Equity:
Common stock, $.008 par value;
   12,500,000 shares authorized; 1,410,455
   and 1,388,169 issued and 1,365,988
   and 1,278,988 outstanding                          11,284             10,620
Additional paid-in capital                        12,487,849         11,682,752
Retained earnings                                  2,789,075          6,983,628
Treasury stock (44,467 and 109,181) shares          (266,801)          (655,085)
Net unrealized loss on securities
   available-for-sale                             (1,027,303)          (514,161)
Total shareholders  equity                        13,994,104         17,507,754
                                               $ 270,819,933      $ 322,164,906



                See notes to consolidated financial statements.

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                          Three Month Periods            Six Month Periods
                                                             Ended June 30,                Ended June 30,
                                                          1996         1995              1996          1995
Interest Income:
Loans                                                 $ 2,234,426  $ 2,468,790       $ 4,555,243   $ 4,796,054
Securities                                              2,005,287    2,466,740         4,048,197     5,059,772
Federal funds sold and securities purchased
   under agreements to resell                             229,234      390,158           638,543       520,526
Interest-bearing deposits in other banks                    7,800        3,000            12,600         3,000
Total interest income                                   4,476,747    5,328,688         9,254,583    10,379,352
Interest expense:
Deposits                                                1,127,378    1,470,224         2,502,176     2,612,484
Convertible notes                                         119,149      122,187           238,383       244,375
Federal funds purchased and securities
   sold under agreements to repurchase                     55,080        9,804            63,927       193,353
Total interest expense                                  1,301,607    1,602,215         2,804,486     3,050,212
Net interest income                                     3,175,140    3,726,473         6,450,097     7,329,140
Less: Provision for loan losses                        (3,240,000)    (125,000)       (3,420,000)     (187,000)
Net interest income after provisions for loan losses      (64,860)   3,601,473         3,030,097     7,142,140
Other operating income:
Securities transactions - net
Available-for-sale securities                                  -        96,902                -        122,634
Merchant discount                                          58,512       44,809           111,920        93,797
Mortgage banking fees                                      37,344       21,024            61,417        24,424
Service charges on deposits                               151,042      167,399           305,695       320,419
Other income                                              146,015      136,310           276,397       258,428
Total other operating income                              329,913      466,444           755,429       819,702
Other operating expenses:
Salaries and employee benefits                          1,541,195    1,437,238         3,004,203     2,962,941
Occupancy                                                 348,268      333,802           690,866       676,885
Legal fees                                              1,814,330      160,637         1,999,363       322,628
Severance costs                                         1,006,000           -          1,006,000            -
Furniture and equipment                                   217,240      171,820           418,259       353,124
Professional services                                     311,082      193,227           437,081       339,477
Other assessment                                           78,640       68,114           162,370       138,633
Office supplies                                            81,053       81,004           161,157       140,235
Imprinted checks                                           25,899       28,480            88,656        57,628
Telephone                                                  59,914       46,304           118,595       105,840
Donations                                                  29,160       36,794            85,529        50,228
Audit, accounting and examinations                         63,630       23,825           112,495        60,874
Postage                                                    40,177       37,451            74,698        73,065
Messenger service                                          60,343       26,064            86,807        56,452
FDIC assessment                                               500      154,628             1,000       309,256
Other expense                                             357,348      256,069           579,491       483,805
Total other operating expenses                          6,034,779    3,055,457         9,036,570     6,131,071
Income (loss) before taxes                             (5,706,726)   1,012,460        (5,251,044)    1,830,771
Provision for income taxes                             (1,981,000)     408,700        (1,808,700)      724,000
Net earnings (loss)                                   $(3,725,726)   $ 603,760       $(3,450,344)  $ 1,106,771
Earnings (loss) per share
Primary                                                    $(2.73)       $0.37            $(2.53)        $0.68
Fully diluted                                              $(2.73)       $0.33            $(2.53)        $0.62




                See notes to consolidated financial statements.

                      PROFESSIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Six Month Periods Ended
                                                                        June 30,
                                                                1996            1995
Cash flows from operating activities:
Net earnings (loss)                                         $(3,450,344)     $ 1,106,771
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization                                   321,538          260,114
Provision for loan losses                                     3,420,000          187,000
Gain on securities available-for-sale                                -          (122,634)
Amortization of convertible note expense                         52,169           53,401
Decrease (increase) in accrued interest
   receivable and other assets                               (1,735,856)         755,893
Increase (decrease) in accrued interest payable
   and other liabilities                                      1,559,765        1,201,735
Net amortization of premiums and discounts
   on securities held-to-maturity                               181,362          (76,526)
Net amortization of premiums and discounts
   on securities available-for-sale                             (69,459)        (194,568)
Net cash (used) provided by operating activities                279,175        3,171,186


Cash flows from investing activities:
Proceeds from maturities of securities held-to-maturity       4,091,309        4,810,236
Proceeds from maturities of securities available-for-sale     6,248,854        1,196,968
Proceeds from sales of securities available-for-sale                 -        17,429,218
Purchases of securities held-to-maturity                     (1,014,004)     (14,596,152)
Purchases of securities available-for-sale                   (9,825,000)      (8,494,606)
Principal disbursed on loans, net                             2,175,420       (1,500,481)
Purchase of bank premises and equipment, net                   (252,601)        (135,964)
Net cash provided by investing activities                     1,423,978       (1,290,781)
Cash flows from financing activities:
Net (decrease) in demand deposits and savings accounts      (13,239,797)     (13,390,162)
Net proceeds from issuing certificates of deposit           (53,041,759)      30,361,241
Net proceeds from securities sold under agreements
   to repurchase                                             16,840,000               -
Fractional shares paid in lieu of stock dividend                 (3,664)              -
Exercise of options                                             181,745               -

Net cash used by financing activities                       (49,263,475)      16,971,079

Net increase (decrease) in cash and cash equivalents        (47,560,322)      18,851,484

Cash and cash equivalents, beginning of year                 85,199,673      37,133,189

Cash and cash equivalents, June 30,                          37,639,351      55,984,673

Supplemental disclosure of cash flow information - cash
   paid during the year for:
      Interest                                              $ 3,037,445     $ 3,290,857
      Income Taxes                                          $       300     $   574,565


Supplemental disclosure of noncash items:



                See notes to consolidated financial statements.

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

     The accompanying consolidated balance sheets, statements of earnings and statements of cash flows reflect all material adjustments necessary for fair presentation of the Company's financial position as of June 30, 1996 and December 31, 1995 and the results of operations for the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995.


Note 2 - EARNINGS PER SHARE

     Earnings per share are based on the number of common shares outstanding during each year and the assumed exercise of dilutive employee stock options (less the number of treasury shares assumed to be purchased using the average market price of the Company's common stock). Due to the number of outstanding options and warrants, earnings per share has been based on the modified treasury stock method. The modified treasury stock method counts all outstanding warrants and stock options as outstanding and then assumes the proceeds are used to repurchase up to 20% of the outstanding shares at the average market price for the period. The remaining proceeds are then assumed to be invested in U.S. Treasury securities yielding 6.0%. For the three and six month periods ending June 30, 1996, the earnings per share calculation, using the modified treasury stock method is antidilutive; therefore, for the three and six month periods ending June 30, 1996, earnings per share are based on 1,365,988 shares which represents the actual average outstanding shares. For the three and six month periods ended June 30, 1995, primary earnings are based upon 1,806,240 shares. For the three and six month periods ended
June 30, 1995, fully diluted earnings are based upon 2,259,052 shares.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

     The Company posted a net loss of $3,450,000 during the first six months of 1996 compared to net earnings of $1,107,000 during the first six months of 1995. The Company posted a net loss of $3,726,000 during the second quarter of 1996 compared to net earnings of $604,000 during the second quarter in 1995. The loss in 1996 was due to a provision for loan losses of $3,240,000, and costs associated with a proxy contest and subsequent management changes totaling $2,646,000. Of the $2,646,000, $1,640,000 related to legal fees and other costs incurred during the proxy contest and related litigation matters; $1,006,000 related to accrued severance costs stipulated in a settlement agreement. The settlement agreement set the terms and conditions of benefits and severance payments to certain outgoing officers of the Company and the makeup of the Board of Directors (see Item 6. Exhibits and Reports on Form 8-K). Of the provision for loan losses, $2,950,000 related to specific loans which had deteriorated during the second quarter and that management determined additional reserves were necessary to protect against potential losses; one loan constituted $1,915,000 of the specific provision. During the second quarter of 1996, the Company accrued a tax benefit of $1,981,000 reducing the second quarter loss from $5,707,000 to $3,726,000.

     Deposits decreased $66.3 million or 22.3% from December 31, 1995 to
June 30, 1996 and decreased $37.2 million or 13.9% from March 31, 1996 to
June 30, 1996. The decrease occurred in noninterest bearing demand ("DDA") deposits and time certificates of deposit (TCD's). DDA deposits decreased $12.0 million from December 31, 1995 to June 30, 1996. The decrease was largely seasonal in nature. Typically, DDA balances rise at year-end due to balance sheet structuring by clients and in anticipation of tax and bonus payments. DDA deposits increased $1.9 million or 2.2% from March 31, 1996 to June 30, 1996. TCD's decreased $53.0 million or 60.2% from December 31, 1995 to June 30, 1996. The decrease was primarily in large TCD's with certain clients who moved the TCD's out of the Company shortly after merging into or being purchased by larger companies. These TCD's were typically paying 5.0% to 5.5% and were replaced by overnight repurchase agreements as necessary;
the Company's net interest margin was not impacted significantly. Savings and money market accounts continued to represent the largest category of deposits comprising 41.9% of total deposits at June 30, 1996 compared to 32.7% at December 31, 1995 and 38.5% at June 30, 1995. TCD's comprised 15.2% of deposits at June 30, 1996 compared to 29.6% at December 31, 1995 and 27.1% of deposits at June 30, 1995. DDA deposits continued to form a solid deposit base comprising 37.0% of deposits at June 30, 1996 compared to 32.8% at December 31, 1995 and 29.5% at June 30, 1995.

     The Company continued to experience decreasing loan demand as gross loans totaled $97.8 million at June 30, 1996 compared to $100.1 million at December 31, 1995 for an annual rate of decline of 4.6%. The decrease was due primarily to a decrease in commercial loans. Management expects some additional loan demand during the third quarter of 1996 as the Company refocuses its efforts in building the loan portfolio. Additionally, the Company has begun efforts to make loans to medical service organizations which may also add to the Company's loan portfolio.

     The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio:

                                               June 30,                  December 31,
                                                1996                        1995
                                        Amount       Percentage      Amount     Percentage
(Amounts in Thousands)

Commercial                              $ 77,318        79.0%        $  77,012      77.0%
Real estate secured commercial            11,281        11.5            13,241      13.2
     Subtotal                             88,599        90.5            90,253      90.2
Equity lines of credit                     5,921         6.1             6,070       6.1
Other lines of credit                      1,927         1.9             1,997       2.0
Installment                                1,345         1.4             1,625       1.6
Lease financing                               73         0.1               140       0.1
          Total loans                   $ 97,905       100.0%        $ 100,085     100.0%


Less:
   Allowance for loan losses               4,484                         1,070
   Deferred loan fees, net                    72                            71
          Loans - net                   $ 93,349                     $  98,944

     The Company does not originate mortgage loans or accept trust deeds on property outside the state of California as primary collateral for a loan. At June 30, 1996 nonperforming loans (loans put on nonaccrual status) totaled $6,537,000 or 6.68% of total loans. At December 31, 1995, nonperforming loans totaled $4,173,000 or 4.18% of total loans. At June 30, 1996, nonperforming assets (nonperforming loans plus Other Real Estate Owned) totaled $6,616,000 or 2.44% of total assets and 6.76% of total loans. At December 31, 1995, nonperforming assets totaled $4,263,000 or 1.32% of total assets and 4.26% of total loans. Additionally, accruing loans 90 days or more past due decreased to $196,000 at June 30, 1996 compared to $632,000 at December 31, 1995. The $78,000 of Other Real Estate Owned was disposed of in July at the stated fair value.

     The Company adopted Statement of Financial Accounting Standards No. 114 (SFAS 114) "Accounting by Creditors for Impairment of a Loan" and No. 118 (SFAS 118) "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" which amended certain provisions of SFAS 114 on January 1, 1995. The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Impairment of a loan is measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by creating a valuation allowance with a corresponding charge to provision for loan losses.

     For the Company, impaired loans generally include loans classified as nonaccrual and troubled debt restructurings. At June 30, 1996, the Company had troubled debt restructurings totaling $1,753,000, $1,470,000 of which was on nonaccrual. At December 31, 1995 the Company had troubled debt restructurings totaling $1,167,000 of which $104,000 was on nonaccrual.

     The following table sets forth the impaired loans and specific related allowance for loan losses at June 30, 1996 and December 31, 1995:

                                                                  June 30,        December 31,
                                                                  1996            1995

Carrying value of impaired loans with a specific allowance        $ 5,065,000     $ 2,633,000
Carrying value of impaired loans without a specific allowance     $ 1,755,000     $ 2,607,000

          Total impaired loans                                    $ 6,820,000     $ 5,240,000

Specific allowance on impaired loans                              $ 3,511,000     $   311,000

The average recorded investment in impaired loans during the first six months of 1996 was $6.5 million with interest income of $38,000 recorded during the period.

Capital

     On May 14, 1996 the Company declared a 5% stock dividend. The record date for the stock dividend was May 31, 1996 and was paid on June 21, 1996. As a result of the stock dividend, the outstanding shares of common stock increased from 1,300,650 to 1,365,364. The conversion price on the Company's 8.5% convertible notes decreased from $13.3333 to $12.6984 or 78.75 shares per $1,000 face value of notes.

     The Office of the Comptroller of the Currency (the "OCC"), the primary regulator of the Company's wholly owned subsidiary, First Professional Bank, N.A. (the "Bank"), has established minimum leverage ratio guidelines for national banks. These guidelines provide for a minimum Tier 1 capital leverage ratio (Tier 1 capital to adjusted total assets less goodwill) of 3.0 percent for national banks that meet certain specified criteria, including having the highest regulatory rating. All other national banks will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0 percent plus an additional cushion of 100 to 200 basis points. The OCC has not advised the Bank of any specific minimum Tier 1 capital leverage ratio applicable to it.

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

     The following tables present the capital ratios for a bank holding company and bank, and various federal regulatory capital ratios of the Company and the Bank at June 30, 1996 and December 31, 1995.

                                   Company
                                                      Minimum      Well-
                           June 30,     December 31,  Capital      Capitalized
                           1996         1995          Ratios       Ratios

Capital Ratios:
Tier 1 risk-based          11.3 %       12.47%        4.00%        6.00%
Total risk-based           16.45        16.91         8.00        10.00
Leverage                    5.33         5.72         3.00         5.00


                                     Bank
                                                      Minimum      Well-
                           June 30,     December 31,  Capital      Capitalized
                           1996         1995          Ratios       Ratios

Capital Ratios:
Tier 1 risk-based          16.10%       15.84%        4.00%        6.00%
Total risk-based           17.03        16.40         8.00        10.00
Leverage                    7.57         7.24         3.00         5.00

_____________

1 The minimum required by the FRB is 3%; for all but the most highly-rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

     At June 30, 1996 the Company and the Bank exceeded all applicable federal capital standards. Additionally, the Company and the Bank exceeded the required minimum ratios for "well-capitalized" institutions. The Bank has approximately $7,214,000 of capital in excess of the required minimum ratios for "well-capitalized" institutions while the Company has approximately $935,000 of capital in excess of the required minimum ratios for "well-capitalized institutions. The Company does not currently intend to raise additional capital. During July 1996, the Bank paid dividends to the Company totaling $1,350,000 to enable the Company to pay the costs incurred during the proxy contest. These dividends were paid from the Bank's retained earnings and so decreased the capital of the Bank. After payment of the dividends, the Bank has approximately $5,864,000 of capital in excess of the required minimum ratios for "well-capitalized" institutions.

Liquidity

     The Company continued to actively manage its liquidity and on June 30, 1996, the Bank sold $5.8 million in Federal funds. At June 30, 1996, the Company also had $16,840,000 outstanding in repurchase agreements which the Company has increasingly been relying on for liquidity as TCD's balances have declined. In addition, at June 30, 1996 the Company had securities available-for-sale totaling $67.2 million available for either sale or for borrowing through repurchase agreements.


Results of Operations

     The Company reported a loss of $3,450,000 or $2.53 per primary and fully diluted share for the six months ended June 30, 1996. This compares with earnings of $1,107,000 or $.68 per primary share and $.62 per fully diluted share for the six months ended June 30, 1995. The loss was primarily due to costs associated with a proxy contest ($2,646,000 in legal fees, printing, proxy solicitation and severance costs) and a higher provision for loan losses ($3,420,000 for the first six months of 1996 compared to $187,000 in the year earlier period). Also affecting earnings was a decline in earning assets. Earning assets averaged $254,686,000 for the six months ended
June 30, 1996 compared to $277,889,000 for the year earlier period. Due to the decrease in earning assets, net interest income before provision for loan losses for the six months ended June 30, 1996 was $6,450,000, a decrease of $879,000 (12%) below the amount recorded during the same period in 1995. The Company's net interest margin increased slightly to 5.25% for the six months ended June 30, 1996 from 5.22% for the six months ended June 30, 1995. Positively impacting net interest income was the termination of two interest rate swaps totaling $40 million notional (principal) amount. Under the terms of the two swaps, the Company received a fixed rate of 7.215% for three years ended January 1996, while the Company paid the prime rate over the same period of time. From January 1993 to June 30, 1996, the two swaps decreased net interest income by $281,000 including $15,000 during the first six months of 1996 and $350,000 during the first six months of 1995.

     In November 1993, the Bank entered into a swap with a notional amount of $15,000,000. The effective start date of the swap was May 26, 1994 covering a period of five years ending in May 1999. Under the terms of the swap, the Bank pays a rate of prime less 190 basis points while receiving the three-month LIBOR. The rate the Bank pays adjusts daily while the rate the Bank receives adjusts quarterly. Net interest income from May 1994 to June 30, 1996 was reduced by the swap by $279,000 including $68,000 during the first six months of 1996 and $69,000 during the first six months of 1995. At the date of this report, the Company is paying 6.35% and receiving 5.49%.

     As protection against lower interest rates, in December 1994 and January 1995, the Company entered into three interest rate floor contracts with a notional (principal) amount of $60,000,000. The agreements entitled the Company to receive from counterparties on a monthly basis the amounts, if any by which the one-month LIBOR rate falls below 6%. The floor agreements were for a period of three years. The average premium paid for the floor agreements was approximately 20 basis points ($120,000) and was being amortized over three years. In May 1995, the Company sold the floor contracts for total consideration of $722,500. This amount is being amortized over the original three year term at approximately $20,000 per month. From December 1994 to June 30, 1996, net interest income was increased by the floors by $256,000 including $117,000 during the first six months of 1996 and $22,000 during the first six months of 1995.

In order to protect the fair value of a portion of the Company's GNMA variable rate securities, in December 1995, the Company purchased two interest rate caps with a notional (principal) amount of $10,000,000 each. The agreements entitle the Company to receive from counterparties on a quarterly basis the amounts, if any by which the one year Constant Maturity Treasury Index rises above 6.50% for one of the agreements and 6.75% on the other. The cap agreements are for a period of three years. The average premium paid for the cap agreements was 63.5 basis points ($127,000) which is being amortized over the three year period. From December 1995 to June 1996, net interest income was reduced by the caps by $22,000 including $21,000 during the first six months of 1996.

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

     Securities held-to-maturity are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading securities are carried at fair value and are recorded as of their trade dates. Gains or losses on trading securities, both realized and unrealized, are recognized currently in income. Securities designated as available-for-sale are recorded at fair value. Change in the fair value of debt securities available-for-sale are included in stockholders' equity as unrealized gains (losses) on securities available-for-sale, net of taxes. Unrealized losses, on securities reflecting a decline in value judged to be other than temporary, are charged to income in the consolidated statements of earnings. Unrealized gains and losses and realized gains and losses on securities are computed on a specific identification basis.

     At June 30, 1996, the Company's available-for-sale portfolio totaled $84,329,000 fair value compared to $81,520,000 at December 31, 1995 and $37,150,000 at June 30, 1995. All of the Company's securities which reprice with a frequency of annually or more frequently were classified as available-for-sale. Additionally, all of the Company's Collateralized Mortgage Obligations (CMO's) were also classified as available-for-sale. The Company's CMO's had a total fair value of $35,357,000 which included several securities. One CMO, with a fair value of $4,539,000 was a Premium Amortization Class ("PAC") bond with a fixed 6.5% coupon and all principal scheduled to be paid between 1996 and 2000. Another CMO, with a fair value of $10,222,000 was a PAC bond that floats at 110 basis over the eleventh district cost of funds index and has a cap of 10%. The remaining CMO's were all variable rate using the one-month London Interbank Offering Rate ("LIBOR") as the rate index.
These CMO's had rates capped at between 9% and 10% and included PACs with a total fair value of $16,331,000 repricing monthly thereafter at 55 to 65 basis points over the one-month LIBOR. The remaining CMO had a fair value of $3,996,000 which reprices monthly at a stated 200 basis points over the one-month LIBOR with the rate capped at 10%. This security is known commonly as a "kitchen sink" bond whose actual rate and cash flows are not predictable. The scheduled principal payments on the CMO's are derived from the market's median assumptions on mortgage prepayments. Actual principal payments on these securities may vary significantly from those assumptions.

     The Company also holds approximately $38.0 million of GNMA adjustable rate mortgage-backed securities. These securities which are available-for-sale have current coupon rates between 6.50% and 7.375% and reprice annually with the repricing dates of the securities held spread over the next twelve months.
The coupon rate is based on the one-year Constant Maturity Treasury index ("CMT") plus 150 basis points. At June 30, 1996 the one-year CMT rate was 5.68%.

At June 30, 1996, the Company's held-to-maturity portfolio totaled $45,258,000 compared to $48,517,000 at December 31, 1995 and $130,597,000 at June 30, 1995.
The most significant holdings in the Company held-to-maturity portfolio include $13.9 million Federal National Mortgage Association (FNMA) pass-through securities and $22.8 million fixed rate GNMA pass-through securities. The
FNMA securities have coupons of between 6.39% and 7.114%, are fixed until between September 1999 and January 2000, then float off the one year CMT plus between 204.5 basis points and 219 basis points thereafter with 2.0% annual limits to the change in the coupon rate. Many of the Company's mortgaged-backed securities were purchased at a significant premium. This was especially true with respect to the Company's GNMA pass-through securities which have fixed coupon rates between 7% and 9%. These securities, which are also held-to-maturity, mature between the years 2004 and 2008 with the majority maturing in 2007, experience various prepayment speeds with higher prepayments reducing the yield and slower prepayments raising the yield. Overall, as interest rates declined, the yield on the Company's investment securities decreased from 6.35% during the first six months of 1995 to 6.26% for the first six months of 1996. The Company may sell certain securities at a loss in order to increase the overall yield on the available-sale-portfolio from current levels.

     Other operating income, excluding securities transactions, totaled $755,000 for the first six months of 1996 compared to $697,000 for the same period in 1995. The increase was due primarily to higher mortgage banking fees which reflects the continuing pickup in Southern California for both mortgage refinancing as well as purchases. The Company's mortgage banking operations consist solely of a broker function. The Bank, as broker, packages all of the underwriting criteria and sends the material to a funding institution. The funding institution then approves or declines the loan and if approved, subsequently funds the loan directly. The Company earns the points and any documentation fees charged on the loan but is otherwise not involved in the loan.

     For the first six months of 1996, other operating expenses increased $2,905,000 or 47.4% compared to the same period in 1995. $2,646,000 of the increase related to costs incurred as a result of a proxy contest and related litigation. Excluding such costs, other operating expenses increased $259,000 or 4.2%. There were increases in several areas, the largest being legal fees which increased $151,000 or 46.9%. Most of this increase was due to increased costs of loan collections. Furniture and equipment increased $75,135 or 21.3% as the Company began installing a wide area network. This cost should moderate in the second half of 1996. Other increases included audit, accounting and examinations ($52,000) due to an increase in audits performed in all areas of the Bank's operations, meetings and business development ($37,000) due to the cost in researching new products, donations ($35,000), imprinted checks ($31,000) due to several large client orders, messenger service ($30,000) due to increased use of outside couriers and salaries and benefits ($41,000) due to severance benefits. These increases were largely offset by a reduction in the FDIC assessment of $308,000. Noninterest expense is expected to be reduced in the third and fourth quarters.

     The management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have material effect on the liquidity, capital resources or operations of the Company.



                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On May 28, 1996, Martin S. Goldfarb, M.D., a shareholder of the Company and a member of the Professional Bancorp Shareholders Protective Committee (the "Shareholders Protective Committee" or the "Committee"), filed a complaint in United States District Court for the Central District of California against the Directors of the Company. The complaint was amended on June 11, 1996, naming the Company as a Defendant. The complaint alleged disenfranchisement of the shareholders, financial self-dealing and breach of fiduciary duty, and sexual harassment. The complaint sought declaratory and injunctive relief, damages estimated to exceed $1,000,000, and punitive and exemplary damages. The complaint was voluntarily dismissed on June 20, 1996.

     On June 3, the Company filed a complaint in the United States District Court for the Central District of California against the Shareholders Protective Committee and certain members of the Shareholders Protective Committee. The complaint alleged that the defendants' activities related to the proxy solicitation for the 1996 Annual Meeting of Shareholders (the "Annual Meeting") constituted a breach of a stock subscription agreement entered into by the shareholder defendants when they purchased shares of the Company through a private placement. The Company sought an unspecified amount of damages, indemnification of all costs incurred and injunctive relief. The complaint was dismissed on July 26, 1996 as a result of a settlement reached on July 8, 1996 between the Company, First Professional Bank, N.A., certain officers and directors of the Company, and the Committee (the "Settlement Agreement").

     On June 24, 1996, the Company also filed a complaint in Philadelphia County Court of Common Pleas in Pennsylvania against certain shareholders of the Company alleging that the defendants constituted a "control group" under Pennsylvania Law and therefore had improperly sought to vote their shares at the Annual Meeting, and that the proxies granted by the defendants were invalid because the proxies granted discretionary authority to the proxy holders. The complaint sought damages in excess of $50,000 and the disqualification of the defendants' proxies. The complaint was dismissed on July 12, 1996 as a result of the Settlement Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

         1. The Annual Meeting of Shareholders was held June 27, 1996. The following persons were nominated and elected to the board of directors to serve until the 1997 Annual Meeting of Shareholders:

               Richard A. Berger                  Ray T. Oyakawa, M.D.
               Alan S. Borstein                   Lynn O. Poulson, J.D.
               Ronald L. Katz, M.D.               Julie P. Thompson
               Joel S. Moskowitz

         The tabulation with respect to each nominee for the office of director, using cumulative voting, was as follows:

         Candidate's Name           Authority Given      Authority Withheld

         Richard A. Berger           1,019,551                   1,797
         Alan S. Borstein            1,018,750                       0
         John S. Buchanan                  200                       0
         John E. Cobain                    593                       0
         James B. Jacobson                 262                   1,797
         Ronald L. Katz, M.D.        1,019,944                   1,797
         Anthony R. Kovner                 262                   1,797
         Joel W. Kovner, Dr. PH.           262                   1,797
         Larry E. Kushing                  593                       0
         Joel S. Moskowitz           1,239,279                       0
         Ray T. Oyakawa, M.D.        1,248,460                       0
         Lynn O. Poulson, J.D.       1,018,414                   1,797
         David G. Rodeffer, MPH            262                   1,797
         Julie P. Thompson           1,246,648                       0

         2. Rejected the proposal for the 1996 Non-Employee Director Stock Option Plan by the following vote:

                  For:  445,740;  Against:  663,066;  Abstain:  18,518

         3. Ratified the appointment of KPMG Peat Marwick LLP as independent public accountants for 1996 by the following vote:

                  For:  1,030,325;  Against:  93,578;  Abstain:  4,021


Item 5. Other Information.

Pursuant to the settlement agreement dated July 8, 1996, John S. Buchanan was approved by the board of directors of the Bank to be a director of the Bank during his period of employment.


Item 6. Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K during the three months ended June 30, 1996.

1. An 8-K was filed July 12, 1996 which had attached as Exhibit 1, a press release dated July 11, 1996 announcing a new Board of Directors, the end of litigation and the appointment of an interim Chief Executive Officer.

2. An 8-K was filed July 22, 1996 which had attached as Exhibit 1, a settlement agreement between Professional Bancorp, Inc., First Professional Bank, N.A., certain officers and directors of the Company, and the Shareholders Protective Committee (the "Settlement Agreement") which set the terms and conditions of the change in management of Professional Bancorp, Inc. including the makeup of the Board of Directors, the interim Chief Executive Officer, payments to certain outgoing executive officers, termination of litigation and indemnification of the parties involved.

3. An 8-K was filed July 24, 1996 which had attached as Exhibit 1, a press release, dated July 18, 1996 detailing the Company's second quarter, 1996 reported loss.

Exhibit 10. The Settlement Agreement, which was filed as an Exhibit to the 8-K filed July 22, 1996, is hereby incorporated by reference.

Exhibit 27.  Financial Data Schedule.






                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:     August 13, 1996               PROFESSIONAL BANCORP, INC.
                                        (Registrant)





                                   /s/ Daniel S. Rader
                                   Daniel S. Rader
                                   Chief Financial Officer and Treasurer