Form 10-Q
period 1996-09-30
PROFESSIONAL BANCORP INC
filed 1996-11-15
CIK 700914

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended September 30, 1996             Commission File No. 0-11223



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.008 par value                    1,341,182
         -----------------------------                    ---------
                    Class                     Outstanding on September 30, 1996

                                      INDEX


                                                                     PAGE

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

         Consolidated Balance sheets at September 30, 1996 and
          December 31, 1995                                            3

         Consolidated Statements of Earnings for the three months      4
          ended September30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995

         Consolidated Statements of Cash flows for the nine months
          ended September 30, 1996 and 1995                            5

         Notes to Consolidated Financial Statements                    6


Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7



                           PART II - OTHER INFORMATION


Item 5   Other Information                                            13

Item 6   Exhibits and Reports on Form 8K                              13

Exhibit 27.                                                           15

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements



                    PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                         September 30, 1996         December 31, 1995
Cash and due from banks:
Noninterest bearing                                             $22,453,111               $41,791,145
Interest bearing                                                  1,076,018                 1,008,528
Federal funds sold                                                4,400,000                42,400,000
Cash and cash equivalents                                        27,929,129                85,199,673
Securities available-for-sale at fair value                      71,856,770                81,520,398
Held-to-maturity securities (Fair value of
   $42,534,000 and $48,159,000, respectively)
   43,445,839                                                    48,517,017
Loans, net of allowance for loan losses of
   $2,034,000 and $1,070,000 respectively                        90,013,532                98,944,274
Premises and equipment, net                                       1,672,375                 1,817,982
Accrued interest receivable and other assets                      8,615,362                 6,165,562
                                                               $243,533,007              $322,164,906

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing                                    $82,387,621               $97,641,982
Demand, interest-bearing                                         12,253,493                14,474,546
Savings and money market                                         87,542,555                97,209,310
Time certificates of deposit                                     39,990,683                88,139,864
Total deposits                                                  222,174,352               297,465,702
Convertible Notes                                                 4,843,210                 4,766,658
Accrued interest payable and other liabilities                    3,317,719                 2,424,792
Total liabilities                                               230,335,281               304,657,152
Shareholders' Equity:
Common stock, $.008 par value; 12,500,000 shares
    authorized; 1,410,649 and 1,388,169 issued and
    1,341,182 and 1,278,988 outstanding                              11,285                    10,620
Additional paid-in capital                                       12,487,925                11,682,752
Retained earnings                                                 2,181,590                 6,983,628
Treasury stock (69,467 and 109,181) shares                        (537,251)                 (655,085)
Net unrealized loss on securities available-for-sale              (945,823)                 (514,161)
Total shareholders' equity                                       13,197,726                17,507,754
                                                               $243,533,007              $322,164,906


                See notes to consolidated financial statements.


                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)



                                                   Three Month Periods               Nine Month Periods
                                                   Ended September 30,               Ended September 30,
                                                 1996              1995            1996               1995
Interest Income:
Loans                                      $2,205,761        $2,206,330      $6,761,004         $7,002,384
Securities                                  1,916,574         2,693,376       5,964,771          7,753,148
Federal funds sold and securities
    purchased under agreements to
    resell                                     79,175           394,699         717,718            915,225
Interest-bearing deposits in other banks        5,644             1,500          18,244              4,500
Total interest income                       4,207,154         5,295,905      13,461,737         15,675,257
Interest expense:
Deposits                                      825,480         1,656,472       3,327,656          4,268,956
Convertible notes                             119,604           121,260         357,987            365,635
Federal funds purchased and
   securities sold under agreements
   to repurchase                              107,665               161         171,592            193,514
Total interest expense                      1,052,749         1,777,893       3,857,235          4,828,105
Net interest income                         3,154,405         3,518,012       9,604,502         10,847,152
Less: provision for loan losses             (836,000)         (205,000)     (4,256,000)          (392,000)
Net interest income after provision for
   loan losses                              2,318,405         3,313,012       5,348,502         10,455,152
Other operating income:
Securities transactions - net
  Available-for-sale securities                20,921                 -          20,921            122,634
Merchant discount                              56,490            53,676         168,410            147,473
Mortgage banking fees                          35,601            15,631          97,018             40,055
Service charges on deposits                   186,514           169,893         492,209            490,312
Other income                                  153,285           127,495         429,682            385,923
Total other operating income                  452,811           366,695       1,208,240          1,186,397

Other operating expenses:
Salaries and employee benefits              1,600,954         1,329,652       4,605,157          4,292,593
Occupancy                                     345,358           344,193       1,036,224          1,021,078
Legal fees                                    431,211           182,932       2,430,574            505,560
Severance costs                                     -                 -       1,006,000                  -
Furniture and equipment                       205,142           173,085         633,401            526,209
Professional services                         267,403           155,444         704,484            494,921
Other assessment                               63,191            62,701         225,561            201,334
Office supplies                                64,680            62,429         225,837            202,664
Imprinted checks                               22,941            31,684         111,597             89,312
Telephone                                      72,511            63,790         191,106            169,630
Donations                                      29,850            15,327         115,379             65,555
Audit, accounting and examinations             47,695            45,705         160,190            106,579
Postage                                        40,808            31,219         115,506            104,284
Messenger service                              46,435            29,777         133,242             86,229
FDIC assessment                                     -          (17,416)           1,000            291,840
Other expense                                 234,521           237,895         814,012            721,699
Total other operating expenses              3,472,700         2,748,417      12,509,270          8,879,487
Income (loss) before taxes                  (701,484)           931,290     (5,952,528)          2,762,062
Provision for income taxes                   (94,000)           380,000     (1,894,700)          1,104,000
Net earnings (loss)                        $(607,484)          $551,290    $(4,057,828)         $1,658,062
Earnings (loss) per share:
  Primary                                     $(0.43)             $0.33         $(2.96)              $1.01
  Fully diluted                               $(0.43)             $0.30         $(2.96)              $0.93


                 See notes to consolidated financial statements


                      PROFESSIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  Nine Month Period Ended
                                                       September 30,
                                                     1996           1995

Cash flows from operating activities:
 Net earnings (loss)                             $(4,057,828)    $1,658,061
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                     466,812        389,354
   Provision for loan losses                       4,256,000        392,000
   Gain on securities available-for-sale             (20,921)      (122,634)
   Amortization of convertible note expense           78,252         79,898
   Decrease (increase) in accrued interest
    receivable and other assets                   (1,910,354)       352,583
   Increase in accrued interest payable and
    other liabilities                                892,927      1,194,917
   Net amortization of premiums and discounts
    on securities held-to-maturity                   346,088        (71,076)
   Net amortization of premiums and discounts
    on securities available-for-sale                  44,819       (276,221)

 Net cash provided by operating activities            95,795      3,596,882

Cash flows from investing activities:
 Proceeds from maturities of securities held-to-
  maturity                                         5,739,094      8,693,643
 Proceeds from maturities of securities
  available-for-sale                               8,974,771      2,509,291
 Proceeds from sales of securities available-
  for-sale                                         9,868,750     17,429,218
 Purchases of securities held-to-maturity         (1,014,004)   (14,596,152)
 Purchases of securities available-for-sale       (9,904,845)    (8,494,606)
 Principal disbursed on loans, net                 4,674,742      3,569,680
 Purchase of bank premises and equipment, net       (321,205)      (208,859)

 Net cash provided by investing activities        18,017,303      8,902,215

Cash flows from financing activities:
 Net decrease in demand deposits and savings
  accounts                                       (27,142,169)    (32,833,662)
 Net proceeds from issuing certificates
  of deposit                                     (48,149,181)     33,009,823
 Purchase of treasury shares                        (270,450)          -
 Fractional shares paid in lieu of stock
  dividend                                            (3,664)         (3,269)
 Exercise of options                                 181,822           -

Net cash provided (used) by financing
  activities                                     (75,383,642)        172,892

Net increase (decrease) in cash and cash
  equivalents                                    (57,270,544)     12,671,989

Cash and cash equivalents, beginning of year      85,199,673      37,133,189

Cash and cash equivalents, September 30,          27,929,129      49,805,178

Supplemental disclosure of cash flow
  information-cash paid during the year for:
  Interest                                       $ 4,319,733     $ 4,555,578
  Income Taxes                                   $       300     $   964,734

Supplemental disclosure of noncash items:
  Tax benefit from stock options exercised/sold  $   270,054     $     -
  Change in unrealized losses on securities
   available-for-sale                            $  (836,856)    $  (142,903)
  Conversion of notes                            $     1,700     $   110,316


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

         The accompanying consolidated balance sheets, statements of earnings and statements of cash flows reflect all material adjustments necessary for fair presentation of the Company's financial position as of September 30, 1996 and December 31, 1995 and the results of operations for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995. Interim operating results are not necessarily indicative of operating results for a full year.


Note 2 - EARNINGS PER SHARE

         Earnings per share are based on the number of common shares outstanding during each year and the assumed exercise of dilutive employee stock options (less the number of treasury shares assumed to be purchased using the average market price of the Company's common stock). Due to the number of outstanding options and warrants, earnings per share has been based on the modified treasury stock method. The modified treasury stock method counts all outstanding warrants and stock options as outstanding and then assumes the proceeds are used to repurchase up to 20% of the outstanding shares at the average market price for the period. The remaining proceeds are then assumed to be invested in U.S. Treasury securities yielding 6.0%. For the three and nine month periods ended September 30, 1996, the earnings per share calculation, using the modified treasury stock method is antidilutive; therefore, for the three and nine month periods ended September 30, 1996, earnings per share are based on 1,353,954 and 1,362,153 shares, respectively, which represents the actual average outstanding shares. For the three and nine month periods ended September 30, 1995, primary earnings are based upon 1,806,565 and 1,806,505 shares, respectively. For the three and nine month periods ended September 30, 1995, fully diluted earnings are based upon 2,249,061 and 2,249,001 shares, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         The Company posted a net loss of $4,058,000 during the first nine months of 1996 compared to net earnings of $1,658,000 during the first nine months of 1995. The Company posted a net loss of $607,000 during the third quarter of 1996 compared to net earnings of $551,000 during the third quarter in 1995. The losses in 1996 were primarily due to a decline in net interest income resulting from a reduced asset base, a provision for loan losses of $4,256,000 for the first nine months of 1996 and $836,000 in the third quarter, and costs associated with the recent proxy contest and management changes. Costs associated with a proxy contest and subsequent management changes totaling $2,646,000 were charged in the quarter ended June 30, 1996.

         Deposits decreased $75.3 million or 25.3% from December 31, 1995 to September 30, 1996 and decreased $9.0 million or 3.9% from June 30, 1996 to
September 30, 1996. The decline in deposits while occurring in all deposit categories was most prevalent among the Company's Time Certificates of deposit
(TCDs). TCDs declined $48.1 million or 54.6% from December 31, 1995 to September 30, 1996, but increased $4.9 million or 13.9% during the third quarter. Savings and Money Market accounts have decreased $9.7 million or 9.9% during 1996 and $9.3 million or 9.6% during the third quarter. Noninterest bearing demand deposits ("DDAs") have decreased $15.3 million or 15.6% during 1996 and $3.3 million or 3.8% during the third quarter. While the decline in TCDs was reversed during the third quarter, balances in other deposits declined. As the Board of Directors and management refocus efforts to business development and client retention, deposit levels are expected to stabilize and grow, although no assurance can be given that such will occur. Savings and money market accounts continued to represent the largest category of deposits comprising 39.4% of total deposits at September 30, 1996 compared to 32.7% at December 31, 1995 and 36.6% at September 30, 1995. TCD's comprised 18.0% of deposits at September 30, 1996 compared to 29.6% at December 31, 1995 and 29.6% of deposits at September 30, 1995. DDA deposits continued to form a solid deposit base comprising 37.1% of deposits at September 30, 1996 compared to 32.8% at December 31, 1995 and 29.1% at September 30, 1995.

         The Company continued to experience decreasing loan demand as gross loans totaled $92.1 million at September 30, 1996 compared to $100.1 million at December 31, 1995 for an annual rate of decline of 10.6%. The decrease was due primarily to a decrease in commercial loans. Management expects some additional loan demand during the fourth quarter of 1996 as the Company refocuses its efforts in building the loan portfolio.

         The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio:




                                           September 30,         December 31,
                                               1996                  1995
                                       Amount   Percentage   Amount   Percentage
                                                 (Amounts in Thousands)

Commercial                             $72,081     78.2%     $77,012    77.0%
Real estate secured commercial          10,605     11.5       13,241    13.2

  Subtotal                              82,686     89.7       90,253    90.2

Equity lines of credit                   6,300      6.8        6,070     6.1
Other lines of credit                    1,777      1.9        1,997     2.0
Installment                              1,327      1.5        1,625     1.6
Lease financing                             63      0.1          140     0.1

         Total loans                   $92,153    100.0%    $100,085   100.0%

Less:
  Allowance for loan losses              2,034                 1,070
  Deferred loan fees, net                  105                    71
         Loans - net                   $90,014               $98,944



         The Company does not originate mortgage loans or accept trust deeds on property outside the state of California as primary collateral for a loan. At September 30, 1996 nonperforming loans (loans put on nonaccrual status) totaled $1,783,000 or 1.93% of total loans. At December 31, 1995, nonperforming loans totaled $4,173,000 or 4.18% of total loans. At September 30, 1996, nonperforming assets (nonperforming loans plus Other Real Estate Owned) totaled $2,055,000 or
 .84% of total assets and 2.23% of total loans. At December 31, 1995, nonperforming assets totaled $4,263,000 or 1.32% of total assets and 4.26% of total loans. The decrease in nonperforming assets was due primarily to loan charge-offs of $3,312,000 taken during the third quarter. Additionally, accruing loans 90 days or more past due decreased to $122,000 at September 30, 1996 compared to $632,000 at December 31, 1995.

         For the Company, impaired loans generally include loans classified as nonaccrual and troubled debt restructurings. At September 30, 1996, the Company had troubled debt restructurings totaling $436,000, $182,000 of which was on nonaccrual. At December 31, 1995 the Company had troubled debt restructurings totaling $1,167,000 of which $104,000 was on nonaccrual.







         The following table sets forth the impaired loans and specific related allowance for loan losses at September 30, 1996 and December 31, 1995:


                                          September 30, 1996       December 31,
                                                 1996                  1995
Carrying value of impaired loans with
 a specific allowance                       $  893,000             $2,633,000
Carrying value of impaired loans without
 a specific allowance                       $1,143,000              2,607,000
         Total impaired loans               $2,036,000             $5,240,000

Specific allowance on impaired loans        $  275,000             $  311,000



The average recorded investment in impaired loans during the first nine months of 1996 was $6.5 million with interest income of $15,000 recorded during the period.

Capital

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














         The following tables present the capital ratios for a bank holding company and bank, and various federal regulatory capital ratios of the Company and the Bank at September 30, 1996 and December 31, 1995.


                                         Company
                                                                  Minimum      Well-
                               September 30,   December 31,       Capital   Capitalized
                                   1996            1995           Ratios      Ratios


Capital Ratios:
Tier 1 risk-based                 11.13%          12.47%           4.00%       6.00%
Teir risk-based                   16.88%          16.91            8.00       10.00
Leverage                           5.49            5.72            3.00        5.00



                                         Bank
                                                                  Minimum      Well-
                               September 30,   December 31,       Capital   Capitalized
                                   1996            1995           Ratios      Ratios


Capital Ratios:
Tier 1 risk-based                 15.16%          15.84%           4.00%       6.00%
Teir risk-based                   16.42%          16.40%           8.00       10.00
Leverage                           7.45            7.24            3.00        5.00



1 The minimum required by the FRB is 3%; for all but the most highly-rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.


         At September 30, 1996 the Company and the Bank exceeded all applicable federal capital standards. Additionally, the Company and the Bank exceeded the required minimum ratios for "well-capitalized" institutions. The Bank has approximately $6,181,000 of capital in excess of the required minimum ratios for "well-capitalized" institutions while the Company has approximately $1,248,000 of capital in excess of the required minimum ratios for "well-capitalized" institutions. The Company does not currently intend to raise additional capital. Dividends from the Bank to the Company in the amount of approximately $750,000 will be necessary in 1997 for the Company to meet its operating expenses and interest obligations with respect to its convertible notes. Due to losses sustained during 1996, the Bank will be required to obtain regulatory approval in order to pay such dividends to the Company during 1997.

Liquidity

         The Company continued to actively manage its liquidity and on September 30, 1996, the Bank sold $4.4 million in Federal funds. In addition, at September 30, 1996 the Company had securities available-for-sale totaling $68.0 million available for either sale or for borrowing through repurchase agreements.


Results of Operations

         The Company reported a loss of $4,058,000 or $2.96 per primary and fully diluted share for the nine months ended September 30, 1996. This compares with earnings of $1,658,000 or $1.01 per primary share and $.93 per fully diluted share for the nine months ended September 30, 1995. The loss was primarily due to costs associated with a proxy contest ($2,646,000 in legal fees, printing, proxy solicitation and severance costs) and a higher provision for loan losses ($4,256,000 for the first nine months of 1996 compared to $392,000 in the year earlier period). The Company reported a loss of $607,000 for the three months ended September 30, 1996. This compares with earnings of $551,000 or $.33 per primary share and $.30 per fully diluted share for the three months ended September 30, 1995. The loss during the third quarter of 1996 was due primarily to a $836,000 provision for loan losses as well as $310,000 in nonrecurring settlement related expenses. Also affecting earnings was a decline in net interest income resulting from a declining asset base. Earning assets averaged $244.8 million for the nine months ended September 30, 1996 compared to $283.1 million for the year earlier period. Due to the decrease in earning assets, net interest income for the nine months ended September 30, 1996 was $9,605,000, a decrease of $1,243,000 (11.5%) below the amount recorded during the same period in 1995. Similarly, earning assets averaged $222.7 million for the three months ended
September 30, 1996 compared to $291.5 million for the year earlier period resulting in a decrease in net interest income of $364,000 (10.3%) during the third quarter of 1996 compared to the third quarter of 1995.

         The Company's net interest margin increased slightly to 5.24% for the nine months ended September 30, 1996 from 5.15% for the nine months ended September 30, 1995. Positively impacting the net interest margin in 1996 was the termination of two interest rate swaps totaling $40 million notional (principal) amount. Under the terms of the two swaps, the Company received a fixed rate of 7.215% for three years ended January 1996, while the Company paid the prime rate over the same period of time. From January 1993 to January 30, 1996, the two swaps decreased net interest income by $281,000 including $15,000 during the first nine months of 1996 and $524,000 during the first nine months of 1995. Also positively impacting the net interest margin has been the continued decline of TCD's which tend to pay higher rates than other deposits. At September 30, 1996, TCD's totaled $40.0 million versus $88.1 million at December 31, 1995 and $87.0 million at September 30, 1995.

         In November 1993, the Bank entered into a swap with a notional amount of $15,000,000. The effective start date of the swap was May 26, 1994 covering a period of five years ending in May 1999. Under the terms of the swap, the Bank pays a rate of prime less 190 basis points while receiving the three-month LIBOR. The rate the Bank pays adjusts daily while the rate the Bank receives adjusts quarterly. Net interest income from May 1994 to September 30, 1996 was reduced by the swap by $312,000 including $101,000 during the first nine months of 1996 and $100,000 during the first nine months of 1995. At the date of this report, the Company is paying 6.35% and receiving 5.49%.

         As protection against lower interest rates, in December 1994 and January 1995, the Company entered into three interest rate floor contracts with a notional (principal) amount of $60,000,000. The agreements entitled the Company to receive from counterparties on a monthly basis the amounts, if any by which the one-month LIBOR rate falls below 6%. The floor agreements were for a period of three years. The average premium paid for the floor agreements was approximately 20 basis points ($120,000) and was being amortized over three years. In May 1995, the Company sold the floor contracts for total consideration of $722,500. This amount is being amortized over the original three year term at approximately $20,000 per month. From December 1994 to September 30, 1996, net interest income was increased by the floors by $343,000 including $176,000 during the first nine months of 1996 and $108,000 during the first nine months of 1995.

         In order to protect the fair value of a portion of the Company's GNMA variable rate securities, in December 1995, the Company purchased two interest rate caps with a notional (principal) amount of $10,000,000 each. The agreements entitle the Company to receive from counterparties on a quarterly basis the amounts, if any by which the one year Constant Maturity Treasury Index rises above 6.50% for one of the agreements and 6.75% on the other. The cap agreements are for a period of three years. The average premium paid for the cap agreements was 63.5 basis points ($127,000) which is being amortized over the three year period. From December 1995 to September 1996, net interest income was reduced by the caps by $33,000 including $32,000 during the first nine months of 1996.

         At September 30, 1996, the Company's available-for-sale portfolio totaled $71,857,000 fair value compared to $81,520,000 at December 31, 1995 and $35,958,000 at September 30, 1995. All of the Company's securities which reprice with a frequency of annually or more frequently are classified as available-for-sale. Additionally, all of the Company's Collateralized Mortgage Obligations (CMO's) are also classified as available-for-sale. At September 30, 1996, the Company's CMO's had a total fair value of $33,619,000 which included several securities. One CMO, with a fair value of $4,113,000 was a Planned Amortization Class ("PAC") bond with a fixed 6.5% coupon and all principal scheduled to be paid between 1996 and 2000. Another CMO, with a fair value of $9,893,000 was a PAC bond that floats at 110 basis over the eleventh district cost of funds index and has a cap of 10%. The remaining CMO's, with a fair value of $19,613,000, were all variable rate using the one-month London Interbank Offering Rate ("LIBOR") as the rate index.

Three of these CMO's had rates capped at between 9% and 10% of which with a total fair value of $15,524,000 repricing monthly thereafter at 55 to 65 basis points over the one-month LIBOR. The fourth CMO had a fair value of $4,089,000 which reprices monthly at a stated 200 basis points over the one-month LIBOR with the rate capped at 10%. This security is known commonly as a "kitchen sink" bond whose actual rate and cash flows are not predictable. The scheduled principal payments on the CMO's are derived from the market's median assumptions on mortgage prepayments. Actual principal payments on these securities may vary significantly from those assumptions. In October 1996, the Company sold $12,114,000 of its CMOs including the "kitchen sink" for a net loss of $92,000.

         The Company also holds approximately $36.4 million of GNMA adjustable rate mortgage-backed securities. These securities which are available-for-sale have current coupon rates between 6.50% and 7.125% and reprice annually with the repricing dates of the securities held spread over the next twelve months. The coupon rate is based on the one-year Constant Maturity Treasury index ("CMT") plus 150 basis points. At September 30, 1996 the one-year CMT rate was 5.685%.

         At September 30, 1996, the Company's held-to-maturity portfolio totaled $43,446,000 compared to $48,517,000 at December 31, 1995 and $126,708,000 at
September 30, 1995. The most significant holdings in the Company held-to-maturity portfolio include $13.6 million Federal National Mortgage Association (FNMA) pass-through securities and $23.1 million fixed rate GNMA pass-through securities. The FNMA securities have coupons of between 6.39% and 7.114%, are fixed until between September 1999 and January 2000, then float off the one year CMT plus between 204.5 basis points and 219 basis points thereafter with 2.0% annual limits to the change in the coupon rate. Many of the Company's mortgaged-backed securities were purchased at a significant premium. This was especially true with respect to the Company's GNMA pass-through securities which have fixed coupon rates between 7% and 9%. These securities, which are also held-to-maturity, mature between the years 2004 and 2008 with the majority maturing in 2007, experience various prepayment speeds with higher prepayments reducing the yield and slower prepayments raising the yield. Overall, as interest rates declined, the yield on the Company's investment securities decreased from 6.46% during the first nine months of 1995 to 6.24% for the first nine months of 1996. Contributing to the decline in yield was the sale of securities in December, 1995. While a gain of $870,000 was realized, the yield going forward was negatively impacted. As the Company's focus becomes oriented more to loan production, it is expected that the securities portfolio will become a smaller portion of the balance sheet.

         Other operating income, excluding securities transactions, totaled $1,187,000 for the first nine months of 1996 and $432,000 during the third quarter, compared to $1,064,000 for the first nine months of 1995 and $367,000 during the third quarter of 1995. The increase in 1996 was due primarily to higher mortgage banking fees which reflects the continuing pickup in Southern California for both mortgage refinancing as well as purchases. The Company's mortgage banking operations consist solely of a broker function. The Bank, as broker, packages all of the underwriting criteria and sends the material to a funding institution. The funding institution then approves or declines the loan and if approved, subsequently funds the loan directly. The Company earns the points and any documentation fees charged on the loan but is otherwise not involved in the loan. Other income also increased from certain fee increases which took effect on July 1, 1996.

         For the first nine months of 1996, other operating expenses increased $3,630,000 or 48.9% compared to the same period in 1995. $2,646,000 of the increase related to costs incurred in the second quarter as a result of a proxy contest and related litigation; such costs were mainly incurred as legal fees and severance costs. Approximately $115,000 was due to printing and proxy solicitation. Excluding such costs, other operating expenses increased $984,000 or 11.1%. There were increases in several areas, the largest being legal fees which increased $400,000 or 79.1%. This increase was primarily due to increased costs of loan collections most of which was substantially concluded by the end of the third quarter. The increase of $313,000 in salary and employee benefits was due primarily to nonrecurring expenses related to management changes during the third quarter. Furniture and equipment increased $107,000 or 20.4% as the Company installed a wide area network; this cost is moderating and should continue to do so in the fourth quarter of 1996. Other increases included audit, accounting and examinations ($54,000) due to an increase in audits performed in all areas of the Bank's operations, donations ($50,000) and messenger service ($47,000) due to increased use of outside couriers. These increases were largely offset by a reduction in the FDIC assessment of $291,000. Noninterest expense is expected to be reduced in the fourth quarter.

         The management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have material effect on the liquidity, capital resources or operations of the Company.


                           PART II - OTHER INFORMATION



Item 5. Other Information.

         In August 1996, the Company entered into a consulting agreement with Network Health Financial Services (NHFS), a financial management and service firm, pursuant to which NHFS provides consulting services to the Company and the Bank with respect to policies, staffing and operation. During the third quarter, the Company also entered into negotiations with NHFS to form a strategic alliance. Melinda McIntyre-Kolpin is the founder, president and chief executive officer of NHFS and former president of First Professional Bank. On September 24, 1996, Ms. McIntyre-Kolpin was appointed interim president and chief executive officer of First Professional Bank in a first step in the joint creation of a comprehensive set of financial products and services. The framework of the strategic alliance between NHFS and First Professional Bank is expected to be confirmed by the end of the year.


Item 6. Exhibits and Reports on Form 8-K

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


Date:    November 14, 1996                PROFESSIONAL BANCORP, INC.
                                          (Registrant)





                                          Daniel S. Rader
                                          Chief Financial Officer and Treasurer