Form 10-K
period 1996-12-31
PROFESSIONAL BANCORP INC
filed 1997-03-31
CIK 700914

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER: 0-11223

                           PROFESSIONAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                          95-3701137
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)

                  606 BROADWAY
             SANTA MONICA, CALIFORNIA                     90401
     (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (310) 458-1521

           Securities registered pursuant to Section 12(b) of the Act:
  COMMON STOCK $0.008 PAR VALUE                  AMERICAN STOCK EXCHANGE
         (Title of Class)                (Name of exchange on which registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 17, 1997: $15,646,925.

The number of shares of $0.008 par value common stock outstanding as of March 17, 1997: 1,343,048.

                       DOCUMENTS INCORPORATED BY REFERENCE
PART III - Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders to be filed within 120 days of fiscal year-end.

--------------------------------------------------------------------------------

                                    FORM 10-K
                                    ---------

                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET
                   -------------------------------------------
                                                                             Page
                                                                              in     Incorporation
                                                                             10-K    by Reference
                                                                             ----    ------------
PART I
------

       Item 1.    Business                                                     3
       -------

       Item 2.    Properties                                                  13
       -------

       Item 3.    Legal Proceedings                                           13
       -------

       Item 4.    Submission of Matters to a Vote of Security Holders         14
       -------


PART II
-------

       Item 5.    Market  for Registrant's Common Equity
       -------    and Related Stockholder Matters                             15

       Item 6.    Selected Financial Data                                     17
       -------

       Item 7.    Management's Discussion and Analysis of Financial
       -------    Condition and Results of Operations                         18

       Item 8.    Financial Statements and Supplementary Data                 38
       -------

       Item 9.    Changes in and Disagreements with Accountants on
       -------    Accounting  and Financial Disclosure                        38


PART III
--------

       Item 10.   Directors and Executive Officers of the Registrant          38      1997 Proxy
       --------                                                                       Statement

       Item 11.   Director and Executive Officer Compensation                 38      1997 Proxy
       --------                                                                       Statement

       Item 12.   Security Ownership of Certain Beneficial Owners             38      1997 Proxy
       --------   and Management                                                      Statement

       Item 13.   Certain Relationships and Related Transactions              38      1997 Proxy
       --------                                                                       Statement


PART IV
-------

       Item 14.   Exhibits, financial Statement Schedules and
       --------   Reports on Form 8-K                                         38


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES                 42

                                     PART I
ITEM 1.  BUSINESS
-----------------

HISTORY

     Professional Bancorp, Inc. (the "Bancorp") is a bank holding company engaged primarily in the commercial banking business through its wholly-owned subsidiary, First Professional Bank, N.A. (the "Bank"). Bancorp was organized under the laws of the State of California in July 1981 and reincorporated under the laws of the Commonwealth of Pennsylvania in August 1989. Both Bancorp and the Bank commenced operations in August 1982. On the commencement date, Bancorp purchased all of the outstanding stock of the Bank from the proceeds of its initial stock offering. Bancorp's principal asset is the stock of the Bank and, as the Bank's sole shareholder, the primary function of Bancorp is to coordinate the general strategy, policies and activities of the Bank and holding company as appropriate.

PRINCIPAL MARKETING AREA AND CONCENTRATION

     The principal service areas of the Bancorp and Bank (the "Company") consists of the California counties of Los Angeles, Orange, Riverside, San Bernardino and Ventura and limited business in Northern California with a full-service office at its Santa Monica headquarters and four full-service branches located in Beverly Hills, Tarzana, Pasadena and Redlands. In addition, the Company has a limited service facility in Los Angeles at Cedars Sinai Medical Center. The Company also develops business in the Northern California counties surrounding the San Francisco East Bay Area and the City of Sacramento. Other western states are serviced on a limited basis. Since inception, the Company has operated an in-house courier service which permits the Company to serve areas outside of each branch's immediate vicinity. Couriers are licensed branches of the Company.

     The Company directs its services towards the professional market place with an emphasis on medical practitioners, as well as outpatient services companies. Attorneys, accountants and other clientele compose the remainder of the Company's market. There is no significant concentration of outstanding loans in the control of a single person or group. One health care company maintained deposit balances at December 31, 1996 of approximately $14,283,000 or 5.4% of the Company's assets with several other health care companies maintaining deposit balances of between 1% and 5% of the assets of the Company.

COMMERCIAL BANKING

     The Company is engaged in the business of general commercial banking and provides a wide range of commercial banking services primarily directed towards the health care community. The services which are offered include those traditionally offered by commercial banks, such as checking and savings accounts, time certificates of deposit, and commercial, consumer/installment, home equity and short-term real estate loans. The Company also offers cashier's checks, travelers checks, safe deposit boxes, collection services, night deposit facilities, wire transfers, notary services, contract collections, courier services, mortgage banking, merchant accounts, on-line banking, TouchTone Banking and five 24-hour automated teller machines which are located at the Company's Santa Monica, Cedars Sinai Medical Center, Tarzana, Pasadena and Redlands facilities.

COMPETITION

     The Company faces competition in attracting both deposits and originating loans. The Company's competition in loans comes principally from community based, regional and national commercial banks, investment banks, asset based finance companies, savings and loan associations, mortgage companies, and to a lesser degree, thrift and loan companies, credit unions and insurance companies. Many of the nation's largest commercial banks and savings and loan associations with which the Company competes have significantly greater lending limits than the Company and perform other services for their customers which the Company can offer only through correspondents or other vendors, if at all. Deregulation of the banking industry and increased competition from non-bank entities for the cash balances of individuals and businesses has had and will continue to have an impact on the competitive position of the Company. Among the advantages of these larger institutions is their ability to make larger loans, finance extensive advertising campaigns, access international money markets and generally allocate their assets to regions of highest yield and demand. Management believes that its most direct competition for deposits comes from commercial banks, stock brokerage firms, savings and loan associations, thrift and loan companies and credit unions. In addition, competition for deposits may be expected to arise from corporate and governmental debt securities, as well as money market mutual funds. The Company does not have a significant market share of the deposits or loans in the northern or southern California marketplace.

     In order to compete with other financial service entities in its service area, the Company relies principally upon promotional activity, personal contacts obtained through its officers, directors, employees and shareholders as well as high levels of client service and responsiveness. The Company's promotional activities emphasize the advantages of banking with a locally headquartered institution attuned to the particular needs of the medical services community. Additionally, the Company is informed of the current trends and changing financial services needs of the health care industry through membership in trade associations, directorates of health care organizations and through feedback from existing health care clients of the Company. For clients whose credit demands exceed the Company's lending limits, the Company attempts to arrange for such loans on a participated basis with institutions who desire to work with the Company to leverage its industry expertise. The Company also assists clients requiring services not offered by the Company by obtaining these services through its correspondent banks and/or other joint relationships.


                           SUPERVISION AND REGULATION

THE EFFECT OF GOVERNMENTAL POLICY ON BANKING

     The earnings and growth of the Company are affected not only by local service area factors and general economic conditions, but also by governmental monetary and fiscal policies. For example, the Federal Reserve Bank (the "FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates earned on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted.

     As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of the other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. In response to various business failures in the savings and loan industry and in the banking industry, Congress enacted, and the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") into law. FDICIA substantially revised the bank regulatory framework and deposit insurance funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

REGULATION AND SUPERVISION OF BANKS AND BANK HOLDING COMPANIES

     Bancorp is a bank holding company subject to the Banking Holding Company Act of 1956, as amended ("BHCA"). Bancorp reports to, is registered with, and may be examined by the FRB. The FRB also has the authority to examine Bancorp's subsidiaries.

     The FRB has significant supervisory and regulatory authority over Bancorp and its affiliates. The FRB requires Bancorp to maintain certain levels of capital. See "-Capital Standards." The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms."

     Under BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over or acquires, directly or indirectly, more than 5% of any class of voting shares or substantially all of the assets of any bank or bank holding company or other company. Thus, Bancorp is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with Bancorp also would be required to obtain the approval of the FRB.

     In addition, and subject to certain exceptions, the Change in Bank Control Act (the "Control Act") and regulations promulgated thereunder by the FRB require any person acting directly or indirectly, or through or in concert with one or more persons, to give the FRB 60 days written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under section 12 of the Securities Exchange Act (such as the Common Stock of Bancorp) if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 10% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the FRB issues a notice within the 60 days, or within certain extensions of such period, disapproving the same.

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

     The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

     Transactions between Bancorp and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. Bancorp may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, Bancorp may not sell a low-quality asset to a depository institution subsidiary.

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

BANK REGULATION AND SUPERVISION

     As a national bank, the Bank is regulated, supervised and regularly examined by the OCC. Deposit accounts at the Bank are insured by the Bank Insurance Fund (the "BIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC"), to the maximum amount permitted by law. The Bank is also subject to applicable provisions of California law and Pennsylvania law for the holding company, insofar as such provisions are not in conflict with or preempted by federal banking law.

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

     A banking organization's risk-based capital ratios are obtained by dividing its total qualifying capital by its total risk-adjusted assets and off-balance sheet items. The regulators measure risk-adjusted assets and off-balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock (and with respect to bank holding companies, a limited amount of cumulative perpetual preferred stock) and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, term preferred stock, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of total qualifying capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%.

     In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to adjusted average total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     FDICIA requires the regulators to improve capital standards by considering risks other than credit risk. On September 14, 1993, the federal banking agencies (excluding the Office of Thrift Supervision) published a proposed rule to take account of interest rate risk in calculating risk-based capital. Although the joint agency promulgation did not include any proposals relating to concentration of credit risk and risks of nontraditional activities, the proposed rule includes a supervisory model for taking account of interest rate risk. Under that supervisory model, institutions would report their assets, liabilities and off-balance sheet positions in time bands based upon their remaining maturities. The banking agencies would then calculate a net risk-weighted interest rate exposure. If that interest rate risk exposure were in excess of a certain threshold (1% of assets), the institution could be required to hold additional capital proportionate to that excess risk. Alternatively, the agencies have proposed making interest rate risk exposure a subjective factor in considering capital adequacy. Exposures would be measured in terms of the change in the present value of an institution's assets minus the change in the present value of its liabilities and off-balance sheet positions for an assumed 100 basis point parallel shift in market interest rates. However, the banking agencies have proposed to let banks and bank holding companies use their own internal measurement of interest rate risk if it is declared adequate by regulatory examiners.

     On December 28, 1993, the FRB published a proposed rule to amend the capital adequacy guidelines for bank holding companies to include in Tier 1 capital that component of shareholders' equity concerning unrealized gains and losses on securities available-for-sale. Securities available-for-sale are carried at market value with the unrealized gain or loss, net of income taxes, shown as an addition to or deduction from shareholders' equity. Accordingly, the Company's and the Bank's shareholders' equity will be increased or decreased as the market value of the securities available-for-sale portfolio changes.

     Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

     Effective September 1, 1995, the federal banking agencies revised their risk based capital rules to require higher levels of capital for banks with significant exposure to interest rate risk. Interest rate risk is defined as the exposure of a bank's current and future earnings from adverse changes in interest rates. Initially, interest rate risk will be a factor in evaluating a bank's capital adequacy. It is contemplated that the Bank regulatory agencies will ultimately issue a rule which quantifies the amount of capital required for levels of interest rate exposure.

     In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, presented certain average ratios of loan loss allowance to classified assets. The averages indicated by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; and (c) 15 percent of assets classified substandard.

     The federal banking agencies issued final rules governing banks and bank holding companies, which became effective April 1, 1995, limiting the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

     Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

     The following table presents the capital ratios for the Company and the Bank, compared to the standards for well capitalized depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed adequately capitalized under applicable federal regulations, as of December 31, 1996.

                                                              TO BE WELL
                                                           CAPITALIZED UNDER
                                           FOR CAPITAL     PROMPT CORRECTIVE
                          ACTUAL         ADEQUACY PURPOSE  ACTION PROVISIONS
                      ----------------   ----------------  -----------------
(in thousands)        AMOUNT    RATIO    AMOUNT    RATIO   AMOUNT    RATIO
                      -------   -----    -------   -----   -------   -----
COMPANY
Leverage/1/           $14,477    5.80%   $ 9,987   4.00%   $12,483    5.00%
Tiger 1 Risk-Based     14,477   11.10      5,216   4.00      7,824    6.00
Total Risk-Based       21,456   16.45     10,432   8.00     13,040   10.00

BANK
Leverage              $18,962    7.62%   $ 9,951   4.00%   $12,438    5.00%
Tier 1 Risk-Based      18,962   14.64      5,181   4.00      7,771    6.00
Total Risk-Based       20,589   15.90     10,362   8.00     12,952   10.00

/1/ The minimum required by the FRB is 3%; for all but the most highly-rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

     FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions (but not bank holding companies), including but not limited to those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 1996, the Bank was deemed to be well capitalized.

     In September 1992, the federal banking agencies (other than the Office of Thrift Supervision) published uniform final regulations implementing the prompt corrective action provisions of FDICIA. An insured depository institution generally will be classified in the following categories based on capital measures indicate below, provided the institution is not operating under a capital order:

"WELL CAPITALIZED"                                "ADEQUATELY CAPITALIZED"
Total risk-based capital of 10%;                   Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%; and               Tier 1 risk-based capital of 4%; and
Leverage ratio of 5%.                              Leverage ratio of 4%./1/

"UNDERCAPITALIZED"                                 "SIGNIFICANTLY UNDERCAPITALIZED"
Total risk-based capital less than 8%;             Total risk-based capital less than 6%;
Tier 1 risk-based capital less than 4%; or         Tier 1 risk-based capital less than 3%; or
Leverage ratio less than 4%./1/                    Leverage ratio less than 3%.

"CRITICALLY UNDERCAPITALIZED"
Tangible equity to total assets less than 2%.

/1/  3% if the institution has the highest rating by regulators.


     An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

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

     Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the federal regulators to define well capitalized, adequately capitalized and undercapitalized are the same as in the prompt corrective action regulations, discussed above. The BIF assessment rates during 1996 are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.

                   ASSESSMENT RATES EFFECTIVE JANUARY 1, 1996

                                         Group A    Group B    Group C
                                         -------    -------    -------

Well Capitalized .......................    0          3         17
Adequately Capitalized .................    3         10         24
Undercapitalized .......................   10         24         27


     FDICIA requires all insured depository institutions to undergo a full-scope on-site examination by their primary federal banking agency at least once every twelve months. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.


OTHER RECENTLY ENACTED AND PROPOSED LEGISLATION

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), enacted on September 29, 1994, repealed the McFadden Act of 1927, which required states to decide whether national or state banks could enter their state, and allows banks to open branches across state lines beginning on June 1, 1997. The Riegle-Neal Act also repealed the 1956 Douglas Amendment to the Bank Holding Company Act, which placed the same requirements on bank holding companies. The repeal of the Douglas Amendment now makes it possible for banks to buy out-of-state banks in any state after September 29, 1995, which may then be converted into interstate branches in 1997.

     The Riegle-Neal Act permits interstate banking to begin 12 months after the enactment of the new law. The amendment of the Bank Holding Company Act permits bank holding companies to acquire banks in other states provided that the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States, or 30% of the deposits in the state in which the bank to be acquired is located. However, the Riegle-Neal Act also provides that states have the authority to waive the state concentration limit. Individual states may also require that the bank being acquired be in existence for up to five years before an out-of-state bank or bank holding company may acquire it.

     The Riegle-Neal Act provides that interstate branching and merging of existing banks is permitted beginning June 1, 1997, provided that the banks are at least adequately capitalized and demonstrate good management. Interstate mergers and branch acquisitions are permitted at an earlier time if a state chooses to enact a law allowing such activity. The states are also authorized to enact a law to permit interstate banks to branch de novo.

     On September 28, 1995, the California Interstate Banking and Branching Act of 1995 ("CIBBA") was enacted and signed into law allowing early interstate branching in California. CIBBA authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations. CIBBA prohibits interstate branching through the acquisition of a branch in California or the establishment of a de novo branch by an out-of-state bank, which prohibition will lapse after June 1, 1997, when the interstate branching provisions of the Riegle-Neal Act become effective.

     Various bills have been introduced in the United States Congress which would expand, to a lesser or greater degree and subject to various conditions and limitations, the authority of bank holding companies to engage in the activity of underwriting and dealing in securities. Some of these bills would authorize securities firms (through the holding company structure) to own banks, which could result in greater competition between banks and securities firms. No prediction can be made as to whether any of these bills will be passed by the United States Congress and enacted into law, what provisions such a bill might contain, or what effect it might have on the Bank.


ACCOUNTING PRONOUNCEMENTS

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Compensation expense must be recognized, however, for stock awards to non-employees for services rendered. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and earnings per share as if the Statement's accounting provisions had been adopted. The Company elected to continue accounting for stock options under the intrinsic value method. As there were no options granted in 1995 or 1996, the pro forma disclosures are not currently applicable.

     In June of 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on control. Under this approach, after a transfer of financial assets, the Company will recognize the financial and servicing assets it controls and the liabilities incurred, and derecognize financial assets when control has been surrendered and liabilities have been extinguished. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 must be adopted for financial statements for fiscal years beginning after December 31, 1996. In December of 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125" ("SFAS No. 127"). SFAS No. 127 defers for one year the effective date of certain provisions. The impact on the Company of adopting SFAS No. 125 is not expected to be material.


EMPLOYEES

     As of December 31, 1996, the Bancorp had no full-time salaried employees. All compensation of the Bancorp's executive officer was paid by the Bank with a portion of such compensation reimbursed by the Bancorp. The Bank employed 105 full-time equivalent employees as of December 31, 1996, inclusive of the executive officer of the Bancorp.

ITEM 2.  PROPERTIES
-------------------

     The principal executive offices of the Company are located in leased premises at 606 Broadway, Santa Monica, California. The original lease was signed on February 1, 1982, for a ten-year period with two five-year renewal options, covering the first floor and basement areas of the two-story building. On March 23, 1984, the Company renegotiated this lease to include the entire building and tenant improvements. In addition, both five-year options were exercised at that time, and one additional five-year option was also granted, permitting the Company to occupy the premises until January 31, 2007.

     The Company acquired its second full-service branch office at 9647 Brighton Way, Beverly Hills, California, on April 30, 1984 and assumed the lease for 10 years. The current lease calls for periodic rent adjustments and expires on January 31, 1999.

     The Company opened its third full-service office on December 1, 1986 at 5525 Etiwanda Street, Tarzana, California. The facility is located in a medical building known as the Tarzana Clark Medical Center. The lease calls for periodic rent adjustments and expires on November 30, 2001. The lease contains a five-year option to renew at the then comparable market rate for similar space.

     The Company opened its fourth full-service office on October 15, 1991 at 55 East California Boulevard, Pasadena, California. The facility is located in close proximity to Huntington Memorial Hospital. The lease calls for periodic rent adjustments, and expires on October 1, 2001. The lease contains two five-year renewal options, the second of which adjusts the rent to the then comparable market rate for similar space.

     The Company opened its fifth full-service office also on October 15, 1991, at 10 North 5th Street, Redlands, California. The lease calls for periodic rent adjustments, and expires on March 31, 2001. The lease contains two five-year options which continue the periodic rate adjustments.

     The Company also leases two additional facilities. The first facility is a limited service office located at 8600 West 3rd Street, Los Angeles, California, in conjunction with an automated banking terminal facility. The second facility, opened during 1992, is located at 9900 Norwalk Boulevard, Santa Fe Springs, California, and contains the Company's note department and data processing operations. In January 1994, this facility was granted status as a full-service branch for the purpose of processing deposits. The lease calls for periodic rent adjustments and expires on August 31, 2003. All of the leased properties are suitable to the Company's needs and all of the leased areas were utilized in 1996.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is from time to time a party to various legal actions arising in the ordinary course of business. Management believes that there is no proceeding, threatened or pending, against Bancorp or the Bank which, if determined adversely, would have a material adverse effect on the business, financial position or results of operations of Bancorp or the Bank.

     In connection with the 1996 Annual Shareholders Meeting, seven shareholders of the Company, who owned in the aggregate approximately 11.81% of the outstanding shares of the Company, formed a committee called the Shareholders Protective Committee (the "SPC") to submit its own slate of seven directors for election at the 1996 shareholders meeting. As a result of the proxy contest and related litigation, the Company, the Bank, the SPC, Joel W. Kovner, David G. Rodeffer, Daniel S. Rader, Richard A. Berger, James B. Jacobson, Anthony R. Kovner, Ronald L. Katz and Lynn O. Poulson entered into an Agreement dated as of July 8, 1996 (the "Settlement Agreement"), settling all litigation and disputes respecting management of the Company and the Bank. The Settlement Agreement confirmed the election to the Board of Directors of four SPC director nominees (Ms. Thompson, Mr. Borstein, Dr. Oyakawa and Mr. Moskowitz) and three management director nominees (Mr. Poulson, Mr. Berger and Dr. Katz). The Settlement Agreement also required that Mr. Kovner, Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board, Chief Executive Officer and President of the Bank, resign effective July 9, 1996, and that John S. Buchanan be appointed as Interim Chief Executive Officer and President. Management changes related to the settlement, including payments to Mr. Kovner, resulted in severance payments of $1,006,000. As part of the Settlement Agreement, proxy costs incurred by the SPC were reimbursed by the Company.

     The Settlement Agreement also provides that for the 1997 Annual Shareholders Meeting, the four SPC directors nominees that were elected will, by majority vote, propose four director nominees for election at the 1997 Annual Shareholders Meeting, and the three management director nominees who were re-elected will propose three director nominees for the 1997 meeting, and the entire Board will take all efforts to cause the nomination and election of the seven nominees selected in accordance with this procedure at the 1997 Annual Shareholders Meeting.

     The Company is pursuing the potential reimbursement of certain non-recurring expenses in connection with the proxy contest and related litigation under provisions of its Directors and Officers insurance.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Company did not submit any matters to a vote of its stockholders during the fourth quarter of 1996.

                                     Part II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Market Information and Holders
------------------------------

     The Company sold its shares of Common Stock on a best-efforts basis commencing May 12, 1982, at $7.62 per share. The offering was completed in August 1982, and the stock was traded on NASDAQ until December 1991. The Company's Common Stock began trading on the American Stock Exchange on December 3, 1991 under the symbol "MDB." On January 19, 1993, the Company completed a private offering of 341,775 shares of common stock at a price of $12.62 per share; 326,550 shares were purchased as of December 31, 1992. On June 23, 1995, the Company declared a 5% stock dividend paid on July 19, 1995. On May 14, 1996, the Company declared a 5% stock dividend paid on June 21, 1996. As of December 31, 1996, the Company estimated there were approximately 774 registered shareholders.

     The following table sets forth the range of stock price for the Company's common stock for each of the quarters in the two years ended December 31, 1996, adjusted for the 5% stock dividends mentioned above:

                                      High           Low
                                     ------         ------
           1st Quarter 1995          $ 9.06         $ 7.48
           2nd Quarter 1995           10.47           8.50
           3rd Quarter 1995           15.00          10.00
           4th Quarter 1995           14.53          11.78
           1st Quarter 1996           12.63          10.47
           2nd Quarter 1996           11.78          10.23
           3rd Quarter 1996           11.25           8.88
           4th Quarter 1996           10.38           9.75


     The foregoing reflects information available to the Company and does not necessarily include all trades in the Company's stock during the relevant period. According to information available to the Company, the closing price of the Company's common stock on December 31, 1996, was $10.13.

Dividends
---------

     The Company has not paid any cash dividends since its formation. The Board of Directors of the Company has decided not to pay cash dividends and retain all earnings to support further growth of the Bank.

     The power of the board of directors of insured depository institutions to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distributions depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if after such transaction, the institution would be undercapitalized.

     Regulators also have authority to prohibit a depository institution from engaging in any business practice which is considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

         In a policy statement adopted in November 1985, the Federal Reserve Board advised banks and bank holding companies that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, banks and their holding companies may find it difficult to pay dividends out of retained earnings from periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items, such as sales of buildings, other large assets, or business segments, in order to generate earnings sufficient for the payment of future dividends.

         The Company is a legal entity separate and distinct from its banking subsidiary, and is not currently intending to engage in any activities other than acting as a BHC. Accordingly, the Company's principal source of funds, including funds available for payment of cash dividends to shareholders, will consist of dividends paid and other funds advanced to the Company by its subsidiary. Statutory and regulatory requirements impose limitations on the amount of dividends payable by the Bank to the Company and on extensions of credit by the Bank to the Company.

         No national bank may, pursuant to 12 U.S.C. Section 56, pay dividends from its capital (which includes capital stock, retained earnings and surplus reserves for contingencies); all dividends must be paid out of net earnings then on hand, after deducting expenses, including losses and bad debts. In addition, the payment of dividends out of net earnings of a national bank is further limited by 12 U.S.C. Section 60(a), which provides that until the surplus equals the amount of capital stock, dividends can only be paid if there has been transferred to the surplus fund not less than one-tenth of the bank's net earnings for the preceding half-year in the case of quarterly or semi-annual dividends. Pursuant to 12 U.S.C. Section 60(b), the approval of the OCC shall be required if the total of dividends declared by a bank in any calendar year exceeds the total of its net earnings for that year, less any required transfers to surplus or to a fund for the retirement of any preferred stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------

         The following table presents selected consolidated financial data for the Company at or for the five years ended December 31, 1996. The information below is qualified in its entirety by the detailed information and financial statements of the Company included elsewhere herein or incorporated by reference and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                       At or For the Year Ended December 31,
                                                      --------------------------------------------------------------------
                                                        1996         1995            1994           1993            1992
                                                      --------     --------        --------       --------        --------
Statement of Operations Data:
  Interest income                                     $ 17,650     $ 20,903        $ 17,799       $ 15,092        $ 14,026
  Interest expense                                       4,850        6,539           4,180          3,758           5,254
  Net interest income                                   12,800       14,364          13,619         11,334           8,772
  Provision for loan losses                              4,136        1,539             703            253             903
  Securities transactions, net                             (71)       1,018            (213)           398           3,748
  Other noninterest income                               1,515        1,435           1,524          1,419           1,005
  Noninterest expense                                   15,545       12,090          12,093         10,624          10,048
  Income tax (benefit) provision                        (1,712)       1,182             881            922           1,062
  Net (loss) earnings                                   (3,725)       2,006           1,253          1,352           1,512
Per Share Data:
  Primary (loss) earnings per share                   $  (2.84)    $   1.30        $   0.82       $   0.85        $   1.43
  Fully diluted (loss) earnings per share                (2.84)        1.21            0.82           0.85            1.43
  Book value per share                                   10.47        13.69           12.37          11.74           10.65
Balance Sheet Data:
  Total assets                                        $263,539     $322,165        $315,005       $257,677        $225,042
  Total loans                                           93,133      100,085         103,745        117,803         115,851
  Securities held-to-maturity                           41,872       48,517         120,735         94,893          52,038
  Securities available-for-sale                         54,468       81,520          47,003         25,650          19,943
  Total deposits                                       241,277      297,466         293,631        241,144         209,829
  Stock subject to repurchase                                -            -               -            781           1,161
  Shareholders' equity                                  14,042       17,508          15,432         14,642          13,096
Performance and Leverage Ratios:
  Return on average assets                               -1.38%        0.64%           0.43%          0.53%           0.67%
  Return on average equity                              -23.89        12.40            8.78           9.80           16.63
  Average equity to average assets                        5.78         5.14            5.27           5.36            4.00
  Net interest margin/1/                                  5.38         5.07            5.19           4.95            4.30
  Efficiency ratio/2/                                   109.13        71.89           81.00          80.78           74.29
Asset Quality Ratios:/3/
  Nonperforming loans to total loans                      1.63%        4.18%           2.57%          2.04%           1.40%
  Nonperforming assets:
    to total loans                                        1.93         4.27            2.67           2.13            1.40
    to total loans and OREO                               1.92         4.26            2.67           2.12            1.40
    to total assets                                       0.68         1.32            0.88           0.97            0.72
  Allowance for loan losses:
    to total loans                                        2.42         1.07            0.95           0.89            0.78
    to nonperforming loans                              148.13        25.64           36.91          43.70           55.45
    to nonperforming assets                             125.66        25.11           35.50          41.85           55.45
  Net charge-offs to average total loans                  3.04         1.45            0.69           0.09            0.81

/1/ Ratio of net interest income to average interest-earning assets.
/2/ Efficiency ratio equals noninterest expense divided by net interest income and noninterest income.
/3/ Nonperforming loans and nonperforming assets do not include accruing loans
    90 days or more past due.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

OVERVIEW

         The following presents management's discussion and analysis of the Company's consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with "Selected Consolidated Financial Data," the Company's Consolidated Financial Statements and the accompanying Notes included elsewhere herein.

         The Company's business strategy is to provide commercial banking products and services to individuals and other organizations related to the health care services industry as well as other professionals in California and on a limited basis in other western states. The Company is seeking to increase its market share of loans and deposits through marketing in areas where there is a concentration of health care and health care related activities, through possible acquisitions of other financial institutions and/or branches within its target market, emphasizing the expertise and understanding of the medical marketplace that the Company has stressed since its inception, and through development of joint relationships expanding the product capability of the Company.

         The Company recorded a net loss of $3,725,000 for the year ended December 31, 1996, compared with net earnings of $2,006,000 in 1995. The loss per share for 1996 was $2.84 compared with fully diluted earnings per share of $1.21 in 1995. The net loss resulted in part from a decrease in net interest income as loan and deposit balances declined, certain non-recurring costs relating to a proxy contest, and certain non-recurring costs relating to a management restructuring in 1996. Provisions for loan losses also increased from $1,539,000 for 1995 to $4,136,000 in 1996, as a result of charge-offs and management's evaluation of the risk inherent in the loan portfolio.

         The Company experienced a modest decrease in loan demand as gross loans decreased $6,952,000 or 7% during the year to $93,133,000 at December 31, 1996. The Company also experienced a decrease in deposits of 19% to $241,277,000 at December 31, 1996, as compared with $297,466,000 at December 31, 1995. This decrease occurred primarily in time certificates of deposits and was primarily attributable to one client who moved its cash management activities to the corporate headquarters.

         At December 31, 1996, nonperforming assets totaled $1,793,000 or 0.68% of total assets as compared with $4,263,000 or 1.32% of total assets at December 31, 1995. Net charge-offs increased to $2,953,000 or 3.04% of average outstanding loans in 1996, as compared with $1,452,000 or 1.45% of average loans in 1995.

RESULTS OF OPERATIONS

         For the year ended December 31, 1996, the Company recorded a net loss of $3,725,000 or $2.84 per share. This compares with net earnings of $2,006,000 or $1.21 per share on a fully diluted basis in 1995. Return on average equity for 1996 was -23.89%, as compared with 12.40% in 1995. Additionally, the return on average assets for 1996 and 1995 was -1.38% and 0.64%, respectively.

         The following table presents the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three years ended December 31, 1996.

                                                                      Year Ended December 31,
                                   --------------------------------------------------------------------------------------------
                                                  1996                          1995                           1994
                                   -----------------------------   -----------------------------  -----------------------------
                                    Average    Yield/               Average    Yield/              Average    Yield/
(in thousands)                      Balance     Rate    Interest    Balance     Rate    Interest   Balance     Rate   Interest
                                   --------    ------   --------    -------   ------    --------   -------   -------  ---------
Assets
Interest-earning assets:
 Securities                        $119,819    6.29%    $ 7,541    $160,612    6.47%    $10,395    $137,873   5.58%    $ 7,700
 Loans/1/                            97,147    9.30       9,030     100,985    9.18       9,267     111,446   8.55       9,524
 Federal funds sold                  20,020    5.27       1,056      21,074    5.83       1,228      12,849   4.45         571
 Interest-earning deposits -
  banks                                 992    2.32          23         596    2.18          13          84   4.16           4
                                   --------             -------    --------             -------    --------            -------
   Total interest-earning assets    237,978    7.42      17,650     283,267    7.38      20,903     262,252   6.79      17,799
                                   --------             -------    --------             -------    --------            -------
Deferred loan fees                      (87)                            (74)                            (78)
Allowance for loan losses            (2,260)                           (948)                         (1,077)
Nonearning assets:
 Cash and due from banks             24,318                          25,226                          23,081
 Premises and equipment               1,741                           1,603                           1,702
 Accrued interest receivable          1,320                           1,488                           1,184
 Other assets                         6,810                           4,062                           5,005
                                   --------                        --------                        --------
   Total assets                    $269,820                        $314,624                        $292,069
                                   ========                        ========                        ========

Liabilities and shareholders'
 equity
Interest-bearing liabilities:
 Interest-bearing deposits         $ 13,247    0.72%    $    96    $ 14,396    0.73%    $   105    $ 14,907   0.72%    $   107
 Savings and money market
  deposits                           98,363    1.72       1,693     113,974    1.72       1,959     126,678   1.71       2,170
 Time deposits                       49,065    4.89       2,399      74,639    5.07       3,786      37,697   3.49       1,316
 Convertible notes                    4,818    9.90         477       4,673   10.38         485       2,860  10.38         297
 Repurchase agreements                3,422    5.41         185       3,458    5.90         204       4,469   3.50         156
 Stock subject to repurchase             --      --          --          --      --          --         777  17.32         134
                                   --------             -------    --------             -------    --------            -------
   Total interest-bearing
    liabilities                     168,915    2.87       4,850     211,140    3.10       6,539     187,386   2.23       4,180
                                   --------             -------    --------             -------    --------            -------

Noninterest-bearing liabilities:
 Noninterest-bearing demand
  deposits                           81,869                          85,116                          88,359
 Other liabilities                    3,447                           2,197                             943
 Shareholders' equity                15,589                          16,171                          15,381
                                   --------                        --------                        --------
   Total liabilities and
    shareholders' equity           $269,820                        $314,624                        $292,069
                                   ========                        ========                        ========

Interest income as a percentage
 of average earning assets                     7.42%                           7.38%                          6.79%
Interest expense as a percentage
 of average interest-bearing
 liabilities                                   2.87                            3.10                           2.23
Net interest margin and income                 5.38     $12,800                5.07     $14,364               5.19     $13,619
                                                        =======                         =======                        =======

/1/  Nonaccrual loans are included in average balances and rate calculations.

         NET INTEREST INCOME

         The Company's operating results depend primarily on net interest income, which represents the difference between the interest and fees earned on loans and investments less interest paid on deposits and other liabilities. Net interest margin is calculated based on the margin between the yields earned on interest-earning assets and the interest rates paid on interest-bearing liabilities, as well as the difference between the balances of average interest-earning assets and average interest-bearing liabilities.

         Net interest income before provision for loan losses for the year ended December 31, 1996 was $12,800,000, a decrease of $1,564,000 or 10.89% from 1995.
The decrease in the net interest margin was primarily due to a decrease of approximately $45,289,000 in average interest-earning assets, including a decline in loan volume and a restructuring of the investment portfolio, and a decrease of $42,225,000 in average interest-bearing liabilities, primarily time deposits. Loss of net interest income attributable to a decrease in earning assets was partially offset by a 31 basis point increase in net interest margin to 5.38% in 1996 from 5.07% in 1995.

         Net interest income before provision for loan losses was $14,364,000 in 1995, representing a 5.5% increase over 1994. Net interest income increased primarily due to an increase of approximately $23,727,000 in deposits which were then placed in higher yielding assets. Time deposits were the primary source of deposit growth and also represented the highest cost of funds. This increase in earning assets funded primarily by these costly deposits reduced the net interest margin from 5.19% in 1994 to 5.07% in 1995.

         The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years indicated. The changes due to rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts. The effects of tax-equivalent yields have not been presented because they were deemed to be immaterial.

                                                    1996 Compared With 1995          1995 Compared With 1994
                                                 -----------------------------    -----------------------------
(In thousands)                                    Volume       Rate     Total      Volume      Rate      Total
                                                 -------      -----    -------     ------     ------     ------
Increase (decrease) in interest income:
     Securities                                  $(2,575)     $(279)   $(2,854)    $1,373     $1,322     $2,695
     Loans                                          (356)       119       (237)      (931)       674       (257)
     Federal funds sold                              (59)      (113)      (172)       443        214        657
     Interest-bearing deposits - banks                 9          1         10         11         (2)         9
                                                 -------      -----    -------     ------     ------     ------
                                                  (2,981)      (272)    (3,253)       896      2,208      3,104

Increase (decrease) in interest expense:
     Interest-bearing demand deposits                 (8)        (1)        (9)        (3)         1         (2)
     Savings and money market deposits              (269)         3       (266)      (219)         8       (211)
     Time deposits                                (1,255)      (132)    (1,387)     1,689        781      2,470
     Convertible notes                                15        (23)        (8)       188       --          188
     Repurchase agreements                            (2)       (17)       (19)       (41)        89         48
     Stock subject to repurchase                    --         --         --         (134)      --         (134)
                                                 -------      -----    -------     ------     ------     ------
                                                  (1,519)      (170)    (1,689)     1,480        879      2,359
                                                 -------      -----    -------     ------     ------     ------

Increase (decrease) in net interest income       $(1,462)     $(102)   $(1,564)    $ (584)    $1,329     $  745
                                                 =======      =====    =======     ======     ======     ======

         Interest income for 1996 was $17,650,000, a decrease of $253,000 from 1995. This decrease was primarily due to a decrease in the securities' portfolio in the amount of approximately $40,793,000, which resulted in a $2,575,000 decrease in interest income. Interest expense was $4,850,000 in 1996, representing a decrease of approximately $1,689,000 when compared with 1995. Interest-bearing deposits, primarily time deposits, decreased $42,334,000 from 1995. This decrease in average deposits reduced interest expense approximately $1,532,000. In addition, the reduction in time deposits lowered the overall interest rate paid on interest-bearing liabilities 23 basis points from 3.10% during 1995 to 2.87% in 1996.

         In 1995, the increase in interest income of $3,104,000 was comprised of an $896,000 increase associated with the $21,015,000 increase in average interest-earning assets, of which approximately $1,373,000 can be attributed to an increase in the securities portfolio, as well as approximately $2,208,000 of the total interest increase associated with an increase in the yield on average interest-earning assets to 7.38% in 1995 from 6.79% in 1994. The increase in total interest expense of $2,359,000 was comprised of a increase of $1,480,000 associated with the increase of $23,754,000 in average interest-bearing liabilities and a $879,000 decrease associated with an increase in the cost of funds to 3.10% in 1995 from 2.23% in 1994. The increase in the cost of funds occurred as the funding of the investment portfolio increase was accomplished through higher costing time deposits.

         A changing interest rate environment may have a significant impact on the Company's net interest margin as measured against average interest-earning assets. Management monitors the Company's net interest margin by utilizing an interest rate simulation model under various interest rate scenarios. This process quantifies the impact of changes in interest rates on the Company's net interest margin. Interest rate scenarios are increased and decreased up to 300 basis points in determining the impact on net interest income. Management has limited the impact under these scenarios to no more than 15 percent of net interest income. These results provide a basis for repricing loan and deposit products after giving consideration to such factors as competition, the economic environment and expected maturities in the loan, investment securities and deposit portfolios.

         PROVISION FOR LOAN LOSSES

         The Company maintains an allowance for loan losses in order to adequately provide for the risks of loss associated with its loan portfolio. See "-Balance Sheet Analysis - Credit Risk Management and Asset Quality." Additions to the allowance for loan losses are made through charges to operations as a provision for loan losses. The provision for loan losses for 1996 was $4,136,000 as compared with $1,539,000 in 1995 and $703,000 in 1994. The increase in the provision for 1996 was primarily due to charge-offs, net of recoveries, of $2,953,000 as compared with $1,452,000 and $768,000 in 1995 and 1994, respectively. Net charge-offs to average outstanding loans increased to 3.04% in 1996 compared with 1.45% in 1995 and 0.69% in 1994. Based on management's evaluation of the inherent risk in the loan portfolio, the allowance for loan losses was increased to 2.42% of total loans as of December 31, 1996, as compared with 1.07% as of December 31, 1995. See "Allowance for Loan Losses" for further information on net charge-offs.

         OTHER OPERATING INCOME

         Other operating income decreased $1,009,000 in 1996 to $1,444,000, when compared with $2,453,000 in 1995. This decrease was primarily attributable to a net loss of $71,000 in securities transactions during 1996, compared with a net gain of $1,018,000 in 1995. Securities were sold during 1996 to reflect the decreased deposit base as well as the restructuring of the investment portfolio. In addition, other income increased $80,000 over 1995.

         Other operating income increased $1,142,000 or 87% in 1995 from 1994 due to the recognition of increased profits attributable to securities transactions. Securities were sold in 1995 at a net gain of $1,018,000 compared with a net loss of $213,000 in 1994. Excluding securities transactions, other income decreased by $88,000 in 1995 compared with 1994 as an increase in service charges on deposits was offset by a decline in mortgage banking fees. Mortgage banking operations were initiated in 1992 and consist solely of a broker function. The Company, as broker, provides all loan documentation required by the applicable underwriting criteria and RESPA and sends the material to a funding institution. The funding institution then approves or declines the loan and, if approved, subsequently funds the loan directly. The Company earns certain fees on the loan for this service.

         OTHER OPERATING EXPENSES

         For the year ended December 31, 1996, other operating expenses were $15,545,000 representing an increase of $3,455,000 from $12,090,000 in 1995.
This increase was due primarily to the recognition of approximately $2,579,000 in nonrecurring legal expenses, settlement costs associated with the proxy contest, certain other nonrecurring costs associated with a management restructuring and other one time expenses related to prior benefits. The ratios of operating expenses to average assets for 1996, 1995 and 1994 were 5.76%, 3.84% and 4.14%, respectively. Excluding the nonrecurring costs, the ratio for 1996 would have been 4.81%. The following table summarizes changes in other operating expenses for the years ended December 31, 1996, 1995 and 1994.

                                                                                   Increase (Decrease)
                                                                                -------------------------
(in thousands)                                     1996      1995      1994     1996/1995      1995/1994
                                                 -------   -------   -------    ---------      ----------
Salaries and employee benefits                   $ 5,945   $ 5,859   $ 5,476      $   86          $ 383
Occupancy                                          1,386     1,382     1,429           4            (47)
Legal fees                                         2,754       799       659       1,955            140
Furniture and equipment                              697       736       688         (39)            48
Professional services                                930       605       536         325             69
FDIC assessment                                        1       321       576        (320)          (255)
Office supplies                                      288       281       209           7             72
Other assessments                                    299       271       259          28             12
Telephone                                            272       227       213          45             14
Audit, accounting and examinations                   201       149       160          52            (11)
Postage                                              154       147       144           7              3
Messenger service                                    177       121       102          56             19
Imprinted checks                                     138       121       145          17            (24)
Donations                                            135       113       160          22            (47)
Meetings and business development                    126        66       115          60            (49)
Severance payments and accruals                    1,006        --        --       1,006             --
Termination of interest rate exchange contract        --        --       385          --           (385)
Other                                              1,036       892       837         144             55
                                                 -------   -------   -------      ------          -----
          Total other operating expenses         $15,545   $12,090   $12,093      $3,455          $  (3)
                                                 =======   =======   =======      ======          =====

         The increase in operating expenses in 1996 was primarily the result of the expenses incurred in connection with a contested election of directors at the 1996 Annual Shareholders Meeting and related litigation, including legal fees in the amount of $1,404,000, proxy solicitation costs of $58,000, and printing costs of $111,000. Management changes related to the settlement, including payments to Mr. Kovner, resulted in severance payments of $1,006,000. As part of the Settlement Agreement, proxy costs incurred by the Shareholders Protective Committee were reimbursed by the Company.

         The Company and the Bank entered into a Consulting Agreement dated August 12, 1996 with Network Health Financial Services, Inc. ("NHFS"), a California corporation for which Melinda McIntyre-Kolpin serves as President and Chief Executive Officer. Pursuant to the Consulting Agreement, NHFS provides consulting services to the Company and the Bank with respect to personnel matters, operational procedures and client development and retention. NHFS is paid its actual costs incurred in the performance of its duties under the Consulting Agreement (including hourly rates for certain specified NHFS personnel while they are performing consulting services), plus an additional 25% of such costs. In addition, the Company and Bank pay flat monthly rates for the services of Ms. McIntyre-Kolpin and Patti Derry. During 1996, the Company and the Bank paid NHFS total fees in the amount of $288,432 pursuant to the Consulting Agreement. Any party may terminate the Consulting Agreement by giving 30 days' notice to the other parties. The Company is also exploring some form of strategic alliance with NHFS as a primary focus of the Company's growth strategy.

         Excluding these nonrecurring expenses, other operating expenses increased $876,000 or approximately 7% from 1995. Legal fees increased $551,000 from 1995 due to management's efforts to collect on a number of certain problem loans, of which approximately $400,000 was recovered/reimbursed through recoveries. Professional services also increased $325,000 in 1996 as temporary personnel, including outside consultants, were required to continue business on an ongoing basis. This increase was partially offset by decreased salaries of approximately $180,000 during the third and fourth quarter of 1996 as compared with the first six months of 1996. Additionally, during 1996, the FDIC insurance premium decreased $320,000 from 1995.

         In 1995, other operating expenses were $12,090,000 or an amount which was fairly consistent with the 1994 level. Salaries and employee benefits increased $383,000 in 1995 from 1994 due in part to an increase in staff as the number of full-time equivalent employees totaled 107 at December 31, 1995 compared to 96 at December 31, 1994. Legal fees increased $140,000 to $799,000 as a result of the increased costs of collecting on problem loans. Office supplies increased $72,000 to $281,000 in 1995 due to increased data processing costs.

         These increases in operating expenses were offset by a decrease in the Bank's FDIC assessment of $255,000 or 44% in 1995, as the Bank was assessed deposit insurance premiums of four cents per one hundred dollars in deposits, as compared with twenty-three cents in 1994. Additionally in 1994, the Bank recorded a $385,000 charge to eliminate a cap on an interest rate exchange contract.

         INCOME TAXES

         The effective tax rate for 1996 was 31.5% compared with the effective tax rate of 37.1% in 1995 and 41.3% in 1994. For further information, see Note 7 of Notes to Consolidated Financial Statements.


BALANCE SHEET ANALYSIS

         Total assets were $263,539,000 at December 31, 1996, representing a decrease of $58,626,000 or 18% from December 31, 1995. Average assets during 1996 and 1995 were $269,820,000 and $314,624,000, respectively. The decrease in average assets during 1996 was due primarily to a decrease in total deposits, primarily time deposits. Gross loans at December 31, 1996 were $93,133,000, compared with $100,085,000 at December 31, 1995. Total deposits at December 31, 1996 and 1995 were $241,277,000 and $297,466,000, respectively. Decreased deposits in large part reflect the loss of time deposits of one large client whose cash management activities were moved to the corporate headquarters. Other factors impacting deposit declines were uncertainty created by the proxy contest and staffing turnover throughout 1996. Decreased loan demand is reflective of impaired marketing efforts related to staff shortages as well as an internal focus on credit administrative practices in lieu of marketing efforts. Moreover, continued consolidation within the health services industry (which the Company serves) has resulted in decreased credit demand in certain of the Company's market sectors. At the same time, this same consolidation has in other sectors created demand for credit in excess of the Company's capacity.

         LOAN PORTFOLIO

         The Company focuses its lending activities in three principal areas: commercial loans, lines of credit and installment loans. Commercial loans include commercial loans secured by the operating cash flow and business assets of the borrower, and to a lesser extent real estate, and unsecured commercial loans. Lines of credit include equity lines, overdraft protection lines and other secured, collateralized and unsecured lines of credit. Installment loans include automobile and boat loans and other loans for personal and corporate use.

The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loan, the borrowers' depository relationships with the Company, and prevailing market rates.

         Although the risk of non-payment exists with respect to all types of loans, certain other specific risks are associated with each type of loan. The primary risks associated with commercial loans, including real estate secured commercial loans, are the quality of the borrower's management and a number of economic and other factors, including competition, insufficient capital, changes in laws and regulations and general changes in the marketplace, which induce business failures and cause the value of business assets pledged to secure the loan to depreciate. Although the Company's portfolio concentration in the health care services industry may expose the Company to risks or adverse developments in this sector, including any such developments resulting from health care reform, these risks are mitigated in part by the diversity of clientele within the market niche. Equity lines of credit, installment loans and other lines of credit are affected primarily by domestic instability and a variety of factors that may lead to the borrower's unemployment, including deteriorating economic conditions in one or more segments of a local or broader economy.

         The following table sets forth the amounts of loans outstanding by type of credit extension as of the dates indicated.

                                                                                  December 31,
                                     --------------------------------------------------------------------------------------------
(in thousands)                             1996               1995                1994              1993               1992
                                     --------------     --------------     ----------------   ----------------   ----------------

Commercial                           $73,577            $ 77,012           $ 83,239           $ 94,406           $ 89,088
Real estate secured commercial        10,079              13,241              8,863              9,655             11,162
                                     -------            --------           --------           --------           --------
     Subtotal                         83,656              90,253             92,102            104,061            100,250
Equity lines of credit                 6,202               6,070              7,195              8,138              8,444
Other lines of credit                  1,832               1,997              2,119              2,261              2,426
Installment                            1,375               1,625              2,072              2,887              4,047
Lease financing                           68                 140                257                456                684
                                     -------            --------           --------           --------           --------
     Total loans                      93,133             100,085            103,745            117,803            115,851

Less:  allowance for loan losses      (2,253)             (1,070)              (983)            (1,048)              (900)
Less:  deferred loan fees, net          (121)                (71)               (82)               (78)              (120)
                                     -------            --------           --------           --------           --------
     Net loans                       $90,759            $ 98,944           $102,680           $116,677           $114,831
                                     =======            ========           ========           ========           ========

Fixed rate                           $ 7,075     8%     $ 11,240    11%    $  7,756      7%   $  7,703      7%   $ 14,355     12%
Variable rate                         86,058    92%       88,845    89%      95,989     93%    110,100     93%    101,496     88%
                                     -------            --------           --------           --------           --------
     Total loans                     $93,133            $100,085           $103,745           $117,803           $115,851
                                     =======            ========           ========           ========           ========

         There was no category of loans exceeding 10% of total loans which was not otherwise disclosed as a distinct line item in the above table. Commercial loans represent extensions to a wide array of individuals, companies, both within and outside of the Company's market area. In addition, there were no construction loans outstanding at December 31, 1996 and 1995.

         The Company generally underwrites loans on the basis of adequate cash flow, historical, current and as appropriate pro forma, and looks to supporting collateral as a secondary source of repayment in most extensions. In the opinion of management, the Company's loan policies conform with applicable regulatory lending standards.

         Commercial Loans and Real Estate Secured Commercial Loans. The Company's commercial and real estate secured commercial loans totaled $83,656,000 or 90% of total loans and $90,253,000 or 90% of total loans on December 31, 1996 and 1995, respectively. Of the total, real estate secured commercial loans accounted for only $10,079,000 at December 31, 1996 and $13,241,000 at December 31, 1995. Commercial and real estate secured commercial loans consist primarily of short- to medium-term financing for small- to medium-sized health care-related companies and professionals located in Southern
California. The commercial and real estate secured commercial loans are primarily concentrated in the same sectors of the medical community as the Company's deposit base is drawn from and consists of sole medical practitioners, small groups practices, large single-specialty groups, multi-specialty medical groups and other outpatient health care service companies. Real estate transactions are underwritten with cash flow adequacy and diversity as the primary underwriting criteria. Although collateral offered provides adequate secondary support, the underwriting additionally considers other assets/net worth available to support repayment. Approximately 79% of total loans at December 31, 1996 were commercial loans which were unsecured or collateralized by various business and personal property assets, including equipment, accounts receivable contracts, and proceeds thereof, including capitation payments. As a matter of policy, the Company's commercial loan borrowers are required to submit financial statements and other financial data (for example, accounts receivable agings and enrollment summaries) on a periodic basis, in conformity with loan policies and procedures and regulatory guidelines, to loan officers for their review in monitoring the financial position and cash flows trends of borrowers. Under this policy, management generally places a higher level of scrutiny on borrowers failing to submit the required financial information. Senior lending officers review delinquency reports, overdrafts, borrowers' payment histories and periodic financial data to monitor creditworthiness and identify potential problem loans. Loan to value ratios on commercial loans secured by real estate generally range from approximately 30% to 80% at origination. Approximately 11% of total loans at December 31, 1996 were commercial loans secured by real estate, but because the Company's commercial loans are repaid typically through cash flows from the borrowers' business with shorter term maturities (three to five years) and amortizations usually no longer than 15 years, the commercial loans are not classified by the Company as real estate-mortgage loans.

         Equity Lines of Credit. At December 31, 1996 and 1995, equity lines of credit aggregated approximately $6,202,000 or 7% of total loans, and $6,070,000 or 6% of total loans, respectively. Loan-to-appraised value ratios at the loan origination date generally do not exceed 85% and all such loans have variable rate structures. A majority of these lines of credit are secured by junior trust deeds on residential real estate and require monthly principal payments. Equity lines generally have a five year maturity and are subject to an annual review of the financial condition of the borrower.

         Other Lines of Credit. At December 31, 1996 and 1995, other lines of credit aggregated approximately $1,832,000 or 2% of total loans, and $1,997,000 or 2% of total loans, respectively. Other lines of credit are generally unsecured and include overdraft protection facilities and revolving lines of credit. Overdraft lines are attached to checking accounts to cover short-term shortfalls in cash flow. Interest rates are fixed at 18%.

         Installment Loans. At December 31, 1996 and 1995, installment loans aggregated approximately $1,375,000 and $1,625,000, respectively. This loan category primarily includes automobile loans. Loan-to-appraised value ratios at the loan origination date range up to 100% for automobile installment loans with maturity and amortizations generally up to 60 months.

         The following table shows the maturity distribution of the Company's loans outstanding at December 31, 1996, and is based on the remaining scheduled repayments of principal, as due within the periods indicated.

                                                       After One             After
                                       Through          through              Five
(in thousands)                        One Year         Five Years            Years        Total
                                  --------------    -------------       --------------   -------
Commercial                        $49,492           $23,576             $  509           $73,577
Real estate commercial              4,052             3,470              2,557            10,079
Equity lines of credit              2,286             3,292                624             6,202
Other lines of credit               1,372               460                 --             1,832
Installment                           499               841                 35             1,375
Lease financing                        21                47                 --                68
                                  -------           -------             ------           -------
     Total                        $57,722           $31,686             $3,725           $93,133
                                  =======           =======             ======           =======

Fixed rate                        $ 3,309     6%    $ 2,897    9%       $  869     23%   $ 7,075
Variable rate                      54,413    94%     28,789   91%        2,856     77%    86,058
                                  -------           -------             ------           -------
     Total                        $57,722           $31,686             $3,725           $93,133
                                  =======           =======             ======           =======

         LOAN COMMITMENTS

         In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit for working capital, tenant improvements, other term purposes and include standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional (principal) amount of those instruments. However, other than letters of credit, all such documents contain legal language that would allow the Company an ability for non-advance. Accordingly, loss potential is minimized for commitments extended under such document. At December 31, 1996 and 1995, the Company had commitments to extend credit of approximately $38,931,000 and $50,415,000, respectively, and obligations under standby letters of credit of approximately $4,610,000 and $4,984,000, respectively.

         Standby letters of credit are commitments issued by the Company to support the performance of a client to a third party. Those standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, lease arrangements and similar transactions. All such standby letters of credit are extended for a period of two years or less. In making commitments and issuing letters of credit, the Company uses credit policies similar to those used in connection with extension of credit to all customers with creditworthiness evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on a credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, contract, contract rights and income-producing commercial real estate.

         CREDIT RISK MANAGEMENT AND ASSET QUALITY.

         Management believes that the objective of sound credit policy is to extend loans to qualified customers while managing risks which could affect shareholders' returns. The loan committee, made up of outside members of the Board of Directors of the Bank and executive management, approve credit policy, review asset quality, and determining compliance to credit policy and procedure. Management periodically reviews loan quality and monitors the progress of watch list loans, some of which may require an action plan for rehabilitation or refinancing. In addition, credit underwriting guidelines are periodically reviewed and adjusted to reflect current economic conditions, industry practices and regulatory guidelines.

         In accordance with management's credit administration and regulatory policy, loans are placed on nonaccrual status when collection of principal or interest is questionable. Generally, this means that loans are put on nonaccrual status when interest is 90 days or more past due, unless the loan is well secured and in the process of collection or in the process of renewal.

         The table below sets forth information about nonperforming assets, which included nonaccrual loans and other real estate owned ("OREO"), and accruing loans 90 days or more past due and certain ratios:

                                                                            December 31,
                                                      ----------------------------------------------------------
(in thousands)                                         1996         1995         1994         1993         1992
                                                      ------       ------       ------       ------       ------
Nonperforming Assets:
Nonperforming loans                                   $1,521       $4,173       $2,663       $2,398       $1,623
Other real estate owned (OREO)                            --           90          106          106           --
Other repossessed assets                                 272           --           --           --           --
                                                      ------       ------       ------       ------       ------
     Total nonperforming assets                       $1,793       $4,263       $2,769       $2,504       $1,623
                                                      ======       ======       ======       ======       ======

Accruing loans 90 days or more past due               $  507       $  632       $  964       $    8       $   41
                                                      ======       ======       ======       ======       ======

Nonperforming loans to total loans/(1)/                 1.63%        4.18%        2.57%        2.04%        1.40%
Nonperforming assets/(1)/
     to total loans                                     1.93         4.27         2.67         2.13         1.40
     to total loans, OREO and repossessed assets        1.92         4.26         2.67         2.12         1.40
     to total assets                                    0.68         1.32         0.88         0.97         0.72

/(1)/ Nonperforming loans and nonperfoming assets do not include accruing loans
      90 days or more past due where loan quality is not impaired but rather renewal in process pending receipt of updated financial data.

         ALLOWANCE FOR LOAN LOSSES

         Management's determination of the allowance for loan losses requires the use of estimates and assumptions related to the both actual and inherent risks in the loan portfolio. Actual results may, however, differ significantly from such estimates. In connection with the determination of the allowance for loan losses where real estate secures the loan, management generally obtains independent appraisals for all properties. Management believes its current appraisal policy conforms to regulatory guidelines.

         An evaluation of the overall quality of the portfolio is performed monthly, but not less than quarterly, to determine the level of the allowance for loan losses. This evaluation takes into consideration the classification of loans and the application of loss estimates attributable to these classifications. The Company classifies loans as pass, watch, special mention, substandard, doubtful, or loss based on classification criteria believed by management to be consistent with the criteria applied by regulatory agencies and consistent with sound banking practices. These classifications and loss estimates take into consideration all sources of repayment, underlying collateral, the value of such collateral, current and anticipated economic conditions, trends, and uncertainties and the historical accuracy of specific reserves attached to loans with serious perceived weakness. Additionally, the Company utilizes "migration analysis" as another means to assist management in estimating the level of the allowance for loan losses. Migration analysis is a statistical method which examines historic charge-off and classification trends prior to charge-off to estimate potential losses inherent in the loan portfolio. The above processes provide management with a reasonable basis to estimate the risk both actual and inherent in the portfolio. In addition, the Company utilizes a comprehensive program that considers numerous variables, of which migrations is one, to determine the adequacy of the allowance for loan losses for reserves nonspecific to certain credits. This program is consistent with methodologies in Banking Circular 201. Amongst others, consideration is given to historical and current trends in past due loans, charged-off loans, nonaccruals, and the nature and mix of the loan portfolio; and local, regional, industry, and national economic trends in determining loan loss adequacy. Finally, credit administration, corresponding loan policies and procedures, and timely problem loan identification are integral to a sound determination of the allowance for loan losses. Based on information available at December 31, 1996, management was of the opinion that a $2,253,000 allowance for loan losses, which constitutes 2.42% of total loans, was adequate as an allowance against probable and estimable losses.

         While the Company's policy is to charge-off in the current period those loans for which a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans. As this risk is continually changing in response to factors beyond the control of the Company, such as the state of the economy, management's judgment as to the adequacy of the allowance for loan losses in future periods, while approximate, is in part based on a reasonable methodology. In addition, various regulatory agencies, as an integral part of their examination process, review the Company's allowance for loan losses. Such agencies may require the Bank to record additions or deletions to the allowance based on their judgments of information available to them at the time of their examination.

         The following tables provide a summary of the Company's allowance for loan losses and charge-off and recovery activity.

                                                                     December 31,
                                                      ------------------------------------------
(in thousands)                                         1996     1995     1994     1993     1992
                                                      ------   ------   ------   ------   ------
Allowance for Loan Losses:
Balance at beginning of period                        $1,070   $  983   $1,048   $  900   $  801
Provision for loan losses                              4,136    1,539      703      253      903
Charge-offs:
     Commercial                                        3,118    1,166      701      176      407
     Real estate secured commercial                      154      396       --       --      211
     Equity lines of credit                               --       --       71       --      116
     Other lines of credit                                57       16       13       40       23
     Installment                                          24       11       95       --       60
     Lease financing                                      --       --       --       --       11
                                                      ------   ------   ------   ------   ------
          Total charge-offs                            3,353    1,589      880      216      828
                                                      ------   ------   ------   ------   ------
Recoveries:
     Commercial                                          308      113       91      111       19
     Real estate secured commercial                       81       22       --       --       --
     Equity lines of credit                                9       --       --       --       --
     Other lines of credit                                 2        2        3       --        5
     Installment                                          --       --       18       --       --
     Lease financing                                      --       --       --       --       --
                                                      ------   ------   ------   ------   ------
          Total recoveries                               400      137      112      111       24
                                                      ------   ------   ------   ------   ------

Net charge-offs                                        2,953    1,452      768      105      804
                                                      ------   ------   ------   ------   ------
Balance at end of period                              $2,253   $1,070   $  983   $1,048   $  900
                                                      ======   ======   ======   ======   ======

                                                                                  December 31,
                                                      ---------------------------------------------------------------
(in thousands)                                         1996          1995          1994          1993          1992
                                                      -------      --------      --------      --------      --------
Loans outstanding at end of period                    $93,133      $100,085      $103,745      $117,803      $115,851
Average loans outstanding                              97,147       100,985       111,446       115,421        99,590

Net charge-offs to average loans                         3.04%         1.45%         0.69%         0.09%         0.81%
Allowance for loan losses:
     to total loans                                      2.42          1.07          0.95          0.89          0.78
     to nonperforming loans/(1)/                       148.13         25.65         36.91         43.70         55.45
     to nonperforming assets/(1)/                      125.66         25.11         35.50         41.85         55.45

/(1)/ Nonperforming loans and nonperforming assets do not include accruing loans
      90 days or more past due.

         The following table shows the historical allocation of the Company's allowance for loan losses and the percent of loans in each category to total loans at the dates indicated.

                                                                            December 31,
                                 --------------------------------------------------------------------------------------------------
                                         1996                 1995                1994                1993                 1992
                                 Allowance            Allowance            Allowance         Allowance            Allowance
                                 for Loan     % of    for Loan    % of     for Loan    % of  for Loan     % of     for Loan    % of
(in thousands)                    Losses     Loans     Losses    Loans      Losses    Loans   Losses     Loans     Losses     Loans
                                 ---------   -----    ---------  -----     ---------  -----  ---------   -----    ---------   -----
Commercial                       $1,584       79%     $  711       77%       $587      80%   $  797       80%        $576       77%
Real estate secured commercial      237       11          46       13          76       9       122        8           23       10
Equity lines of credit              150        7         118        6         220       7        61        7           63        7
Other lines of credit                24        2           7        2           7       2        12        2           12        2
Installment                           5        1           5        2           5       2         7        2           20        3
Lease financing                      --       --          --       --           1      --         1        1            2        1
Unallocated                         253       --         183       --          87      --        48       --          204       --
                                 ------      ---      ------      ---        ----     ---    ------      ---         ----      ---

     Total                       $2,253      100%     $1,070      100%       $983     100%   $1,048      100%        $900      100%
                                 ======      ===      ======      ===        ====     ===    ======      ===         ====      ===

         The Company had approximately $1,894,000 in impaired loans as of December 31, 1996. The carrying value of impaired loans for which there is a related allowance for loan losses was $700,000, with the amount of specific allowance for loan losses allocated to these loans of $379,000. There were $1,194,000 in impaired loans for which there was no related specific allowance for loan losses. However, general allowance consistent with the level of allowance for similar loans with similar risk characteristics were maintained for impaired loans without specific allowance. The average recorded investment in impaired loans during 1996 was $4,161,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $53,000. Nonaccrual loans at December 31, 1996, included $1,521,000 of impaired loans.

         The Company had approximately $5,240,000 in impaired loans as of December 31, 1995. The carrying value of impaired loans for which there is a related allowance for loan losses was $2,629,000, with the amount of specific allowance for loan losses allocated to these loans of $311,000. There were $2,607,000 in impaired loans for which there was no related specific allowance for loan losses. The average recorded investment in impaired loans during 1995 was $4,200,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $91,000.

         At December 31, 1996, the Company had troubled debt restructurings totaling $778,000, of which $510,000 was on nonaccrual. The remaining $268,000 was performing according to the renegotiated terms. The gross interest income that would have been recorded in 1996 on troubled debt restructurings if the loans had been current in accordance with the original terms totaled $70,000, which includes $41,000 on the restructured loans on nonaccrual. The amount of interest income actually recognized in 1996 on those loans totaled $29,000. At December 31, 1996, there were no additional loan commitments outstanding to borrowers of troubled debt restructurings.

         At December 31, 1995, the Company had troubled debt restructurings totaling $1,167,000 of which $104,000 was on nonaccrual. The remaining $1,063,000 was performing according to the renegotiated terms. The gross interest income that would have been recorded in 1995 on troubled debt restructurings if the loans had been current in accordance with the original terms totaled $140,000 which includes $13,000 on the restructured loans on nonaccrual. The amount of interest income actually recognized in 1995 on those loans totaled $91,000. At December 31, 1995, there were no additional loan commitments outstanding to borrowers of troubled debt restructurings.

         SECURITIES

         The average yield on the Company's securities was 6.29% in 1996 compared with 6.47% in 1995 and 5.58% in 1994. The decrease in yield in 1996 was due to restructuring of the securities portfolio in order to better meet the Company's liquidity needs. Securities sold in connection with the restructuring during 1996 resulted in a net loss of approximately $71,000.

         The following table sets forth the carrying value of securities available-for-sale at the dates indicated.

                                                 December 31,
                                           ---------------------------
(in thousands)                               1996      1995     1994
                                           -------   -------   -------
U.S. Treasury securities                   $    --   $    --   $14,534
U.S. Government Agency
   mortgage-backed securities               35,786    42,124     3,620
Small Business Administration securities     1,742     1,975        --
Collateralized mortgage obligations         16,940    37,421    28,849
                                           -------   -------   -------
        Total                              $54,468   $81,520   $47,003
                                           =======   =======   =======

         The following table sets forth the maturities of securities available-for-sale at December 31, 1996 and the weighted average yields of such securities. Borrowers may have the right to prepay obligations with or without prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized below. Collateralized mortgage obligations often have stated maturities of over ten years but are subject to prepayments which accelerate actual maturities. See Notes 1 and 3 of Notes to Consolidated Financial Statements for further information about the available-for-sale portfolio.

                                                                                    Maturing
                                      ---------------------------------------------------------------------------------------------
                                                        After One           After Five
                                       Within            Through             Through              After
                                      One Year          Five Years          Ten Years           Ten Years          Total
(in thousands)                         Amount   Yield     Amount    Yield     Amount    Yield    Amount    Yield   Amount    Yield
                                      --------  -----   ----------  -----   ----------  -----   ---------  -----   -------   -----
Securities Available-for-Sale:
U.S. Government Agency
   mortgage-backed securities          $ --      --%       $ --       --%      $ --      --%     $35,786   6.14%   $35,786   6.14%
Small Business Administration
   securities                            --      --          --       --         --      --        1,742   7.00      1,742   7.00
Collateralized mortgage obligations      --      --          --       --         --      --       16,940   6.10     16,940   6.10
                                       ----                ----                ----              -------           -------
Total                                  $ --      --%       $ --       --%      $ --      --%     $54,468   6.15%   $54,468   6.15%
                                       ====                ====                ====              =======           =======

     The following table sets forth the amortized cost of securities held-to-maturity.



                                                       December 31,
                                             ------------------------------
(in thousands)                                 1996       1995       1994
                                             --------   --------   --------

U.S. Treasury securities                     $  3,064   $  3,074   $  3,084
U.S. Government Agency securities               3,250      3,749      4,249
U.S. Government Agency
   mortgage-backed securities                  35,119     41,263    107,945
Collateralized mortgage obligations                 -          -      5,026
Federal Reserve Bank stock                        439        431        431
                                             --------   --------   --------
        Total                                $ 41,872   $ 48,517   $120,735
                                             ========   ========   ========

     The following table sets forth the maturities of securities held-to-maturity at December 31, 1996 and the weighted average yields of such securities. Borrowers may have the right to prepay obligations with or without call or prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized below. Mortgage-backed securities generally have stated maturities of over ten years but are subject to likely and substantial prepayments which effectively accelerate actual maturities. See Notes 1 and 3 of Notes to Consolidated Financial Statements for further information about the held-to-maturity portfolio.


                                                                               Maturing
                                   -------------------------------------------------------------------------------------------------
                                                     After One           After Five
                                    Within            Through              Through             After
                                   One Year         Five Years            Ten Years          Ten Years              Total
(in thousands)                      Amount   Yield    Amount     Yield      Amount   Yield     Amount    Yield      Amount    Yield
                                    ------   -----    ------     -----      ------   -----     ------    -----      ------    -----

Securities Held-to-Maturity:
U.S. Treasury securities            $   -      -%     $  1,028    6.81%  $  2,036     5.89%   $      -      -%   $    3,064   6.20%
U.S. Government Agency securities       -      -             -       -      3,250     5.65           -      -         3,250   5.65
U.S. Government Agency
   mortgage-backed securities           -      -             -       -        744     6.21      34,375   6.47        35,119   6.46
Federal Reserve Bank stock              -      -           439    6.00          -        -           -      -           439   6.00
                                    -----             --------           --------              -------           ----------
Total                               $   -      -%     $  1,467    6.57%  $  6,030     5.80%    $34,375   6.47%   $   41,872   6.37%
                                    =====             ========           ========              =======           ==========

     Deposits and Short-term Borrowings

     The Company attracts deposits primarily from individuals and businesses related to the health care services industry. The Company has no brokered deposits and the Company's current practice is to not purchase brokered deposits. The Company has no known foreign deposits. The average daily amount of deposits and interest rates paid on deposits is summarized below.

                                                                      Year Ended December 31,
                                          --------------------------------------------------------------------------
                                                    1996                      1995                    1994
                                          ----------------------      ---------------------     -------------------
                                           Average                    Average                   Average
(in thousands)                             Balance         Rate       Balance         Rate      Balance       Rate
                                           --------        ----       ----------    -------     --------      ----
Noninterest-bearing transaction accounts   $ 81,869           -%      $ 85,116            -%     $ 88,359         -%
Interest-bearing transaction accounts        13,247        0.72         14,396         0.73        14,907      0.72
Savings and money market accounts            98,363        1.72        113,974         1.72       126,678      1.71
                                           --------                   --------                   --------
                                            111,610        1.60       $128,370         1.61       141,585      1.61
                                           --------                   --------                   --------


Time deposits:
Less than $100,000                            9,936        4.55         10,713         4.29         9,774      3.17
More than $100,000                           39,129        4.98         63,926         5.20        27,923      3.60
                                           --------                   --------                   --------
     Total time deposits                     49,065        4.89         74,639         5.07        37,697      3.49
                                           --------                   --------                   --------

            Total deposits                 $242,544        1.73%      $288,125         2.03%     $267,641      1.34%
                                           ========                   ========                   ========


     Time deposits of $100,000 or more are generally received from the Company's medical and professional client base. The impact on the Company's liquidity from the potential withdrawal of these deposits is considered in the Company's asset/liability management policies, which anticipates the Company's liquidity needs through the management of investments, federal funds sold, and/or by generating additional deposits.

     The table below sets forth the remaining maturities of time deposits of $100,000 or more at December 31, 1996:

            (in thousands)                          December 31, 1996
                                                    -----------------
            Three months or less                         $19,321
            Over three through six months                  2,815
            Over six through twelve months                  --
            Over twelve months                              --
                                                         -------
                      Total                              $22,136
                                                         =======

     A significant amount of the Company's time deposits are in accounts with balances of more than $100,000. At December 31, 1996, there were 477 such time deposit accounts with balances totaling $157,611,000. These accounts are reviewed for purposes of monitoring the Company's liquidity. While increased volatility to the Company's deposit base may be present in this group of accounts, the investment management practices of the Company consider such potential volatility.

     The Company also uses repurchase agreements from time to time as an additional source of funds. On December 31, 1996 and 1995, there were no repurchase agreements outstanding.

     The following table sets forth certain information with respect to the Company's repurchase agreements for the periods indicated.

                                            Year Ended December 31,
                                    -------------------------------------
(in thousands)                        1996           1995           1994
                                     ------         ------         ------
Maximum daily amount outstanding    $17,929        $41,773       $ 30,093
Average amount outstanding            3,422          3,458          4,469
Average interest rate                  5.41%          5.90%          3.50%

     Capital Resources

     The Office of the Comptroller of the Currency ("OCC"), the Bank's primary regulator, has established minimum leverage ratio guidelines for national banks. These guidelines provide for a minimum Tier 1 capital leverage ratio (Tier 1 capital to adjusted average total assets) of 3.0% for national banks that meet certain specified criteria, including having the highest regulatory rating. All other national banks will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0% plus an additional cushion of 100 to 200 basis points. The OCC has not advised the Bank of any specific minimum Tier 1 capital leverage ratio applicable to it.

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

     Risk-based capital standards were implemented on December 31, 1992. Since December 31, 1992, banking organizations have been expected to meet a minimum ratio for qualifying total capital to risk-weighted assets of 8.0%, 4.0% of which must be Tier 1 capital. A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and risk-weighted off-balance-sheet items.

     Although the Company and the Bank at December 31, 1996 were considered well capitalized and exceeded all applicable minimum capital requirements, the capital requirements of the federal banking regulators could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth. The Company completed a $5.75 million convertible note offering in May 1994. The interest rate is 8.5% to March 1998 at which time the rate resets at 150 basis points over the 5 year Constant Maturity Treasury Index. The conversion price of the notes is $12.6984 per share and is scheduled to mature in March 2004. Of the proceeds, $3.6 million was invested in First Professional Bank in order to increase the Bank's regulatory capital ratios and allow the Bank to grow, within the bounds of safety and soundness. $930,000 of the proceeds were used to retire the Company's remaining indebtedness as required by a stock repurchase agreement.

     The following table sets forth the minimum required federal capital ratios for a bank holding company and bank, and various federal regulatory capital ratios of the Company and the Bank at December 31, 1996.

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                               For Capital                Prompt Corrective
                                      Actual                Adequacy Purposes             Action Provisions
                             ------------------------   --------------------------   ---------------------------
(in thousands)                Amount          Ratio        Amount          Ratio        Amount          Ratio
                             --------      ----------   -----------     ----------   -----------     -----------
Company
Leverage/1/                   $14,477            5.80%      $ 9,987           4.00%     $12,483             5.00%
Tier 1 Risk-Based              14,477           11.10         5,216           4.00        7,824             6.00
Total Risk-Based               21,456           16.45        10,432           8.00       13,040            10.00

Bank
Leverage                      $18,962            7.62%      $ 9,951           4.00%     $12,438             5.00%
Tier 1 Risk-Based              18,962           14.64         5,181           4.00        7,771             6.00
Total Risk-Based               20,589           15.90        10,362           8.00       12,952            10.00

/1/ The minimum required by the FRB is 3%; for all but the most highly-rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.


     Warrants

     In connection with a private placement of common stock (the "Private Placement"), the Company issued (i) a warrant to Robert H. Leshner, principal of the placement agent, to purchase 110,250 shares of Common Stock (the "Leshner Warrant") and (ii) warrants to each of Andrew E. Haas and Curtis Swindal to purchase 13,781 shares of Common Stock, each at a purchase price of $12.70 per share exercisable in full on or after December 31, 1994 and before December 31, 2002. The Company agreed to grant the holders of the shares issued upon exercise of the warrant ("Warrant Shares") the right, on two occasions during the five-year period beginning December 31, 1994, to require the Company to register (the "Demand Registration") the Warrant Shares under the Act. The Company will pay the expenses of one Demand Registration. In addition, the holders of the Warrant Shares will have the right during the period December 31, 1994 to December 31, 1997 to have the Warrant Shares included in registrations of the Common Stock under the Act at the expense of the Company. Assuming the Demand Registration could be filed under a Form 3, such expense would be minimal. See Note 8 of Notes to Consolidated Financial Statements.

     Under the terms of the Leshner Warrant, if Dr. Joel W. Kovner, former Chairman of the Board and Chief Executive Officer of the Company, dies before December 31, 2002, then the Company will purchase, at the option of Mr. Leshner, some or all of the warrants and/or Warrant Shares then owned by Mr. Leshner, provided that (i) the maximum aggregate purchase price paid by the Company shall be not more than $1,000,000 and (ii) the funds to purchase such warrants and/or Warrant Shares shall come solely from the proceeds of the key person insurance policy on Dr. Kovner. Since such life insurance is in excess of the cash value recognized on the Company's balance sheet, there would be no net reduction in capital nor any impact on liquidity. Furthermore, if at any time prior to December 31, 2002, Mr. Leshner wishes to sell some or all of the warrants and/or Warrant Shares to a third party, Mr. Leshner must offer to sell such warrants and/or Warrant Shares to the Company on the same terms and conditions being offered to such third party. Another term of the Leshner Warrant restricts the Company's ability to issue certain types of preferred stock which would entitle the holders thereof to receive dividends or distributions of assets which vary in amount with the Company's performance.

Interest Rate Sensitivity

     An interest rate sensitive asset or liability is one that, within a defined time period, either matures or can experience an interest rate change. As interest rate sensitive assets and liabilities have various repricings and maturities, changes in interest rates may increase or decrease the Bank's net interest income. This exposure to changes in interest rates is measured among other methodologies by an institutions "gap," or the difference between interest rate sensitive assets and interest rate sensitive liabilities within specified periods of time.

     An excess of maturing or repricing assets over maturing or repricing liabilities during a given period will serve to increase net interest income in a rising rate environment and decrease net interest income when interest rates decline. In a rising interest rate environment, the assets will reprice at current interest rates earlier than the liabilities thus increasing the Bank's net interest margin. Conversely, when maturing or repricing liabilities exceed maturing or repricing assets during a given period, a rising interest rate environment generally will reduce the Bank's net interest margin.

     The following table sets forth the distribution of the Company's interest rate sensitive assets and liabilities as of December 31, 1996. The table also sets forth the time period in which assets and liabilities will mature or reprice in accordance with their contractual terms. Mortgage-backed securities provide cash flows on a monthly basis; however, this analysis does not include prepayment assumptions. Prepayments assumptions are utilized in an interest rate simulation model which is routinely used by the Company in evaluating the impact of changes in interest rates on the Bank's net interest income.

                                                                       As of December 31, 1996
                                                  ----------------------------------------------------------------------------------

                                                                               After Three     After One
                                                                  Next Day        Months         Year          After
                                                                through Three   through 12    through Five     Five
(in thousands)                                    Immediately      Months         Months         Years         Years         Total
                                                  -----------   -------------  ------------  -------------   ---------     ---------

Loans/1/                                          $  84,711      $   1,578       $     790     $   3,564     $     969     $  91,612

Investment securities                                  --           15,368          48,846        14,088        18,037        96,339

Federal funds sold                                   33,400           --              --            --            --          33,400

Due from banks                                          238           --               380          --            --             618
                                                  ---------      ---------       ---------     ---------     ---------     ---------

     Total interest-earning assets                $ 118,349      $  16,946       $  50,016     $  17,652     $  19,006     $ 221,969
                                                  =========      =========       =========     =========     =========     =========


Interest-bearing transaction
     accounts                                     $  14,886      $    --         $    --       $    --       $    --       $  14,886

Savings accounts                                     98,859           --              --            --            --          98,859

Time deposits                                          --           25,741           5,528            54          --          31,323

Convertible notes                                      --             --              --           4,869          --           4,869
                                                  ---------      ---------       ---------     ---------     ---------     ---------

     Total interest-bearing liabilities           $ 113,745      $  25,741       $   5,528     $   4,923     $    --       $ 149,937
                                                  =========      =========       =========     =========     =========     =========



Interest sensitive Gap                            $   4,604      $  (8,795)      $  44,488     $  12,729     $  19,006
Effect of interest rate swaps                       (15,000)        15,000            --            --            --
                                                  ---------      ---------       ---------     ---------     ---------
Hedged Gap                                        $ (10,396)     $   6,205       $  44,488     $  12,729     $  19,006
Hedged Gap as a percentage
     of earning assets                                   -5%             3%             20%            6%            9%
Cumulative hedged Gap                             $ (10,396)     $  (4,191)      $  40,297     $  53,026     $  72,032
Cumulative hedged Gap as a
     percentage of earning assets                        -5%            -2%             18%           24%           32%

/1/ Loans exclude $1,521,000 in nonaccrual loans

     In January 1993, in order to lock in a higher rate of return, the Company entered into two interest rate exchange agreements (swaps). These interest rate exchange agreements have a total aggregate notional amount of $40,000,000. Under the terms of these swaps, the Company received a fixed rate of 7.21% for a three-year period while the Company paid the prime rate over the same term. Due in part to these swaps, the Company's net interest margin for 1993 increased to 4.95%. During 1994, as interest rates rose, the Company began paying more on these swaps than it received and while the Company's net interest margin continued to rise. These swaps terminated in January 1996.

     In addition, the Company desired to maintain the existing spread between a portion of its repricing liabilities and its repriceable assets and subsequently, entered into an interest rate exchange agreement in May 1994 with a notional amount of $15,000,000. This swap is intended to protect against the rise of deposit costs relative to the prime rate. Under the terms of the basic swap, for a period of five years, the Company pays an interest rate of prime rate less 190 basis points while receiving the three-month London Interbank Offered Rate ("LIBOR"). Because the Company's repricing liabilities typically move to a lesser degree than does the three-month LIBOR, the terms of the original swap included limits on the interest rate to be received by the Company. This feature of the swap required mark-to-market accounting and the Company terminated this feature of the swap and recorded a pre-tax expense of $385,000 in 1994. Although this swap reduces current earnings, the management of the Company believes this reduction in earnings is justified by the protection against a narrowing spread.

     As additional protection against lower interest rates, in December 1994 and January 1995, the Company entered into three interest rate floor contracts with a notional amount of $60,000,000. The agreements entitled the Company to receive from counterparties on a monthly basis the amounts, if any, by which the one-month LIBOR rate falls below 6%. The floor agreements were for a period of three years. The average premium paid for the floor agreements was approximately 20 basis points or $120,000, and was being amortized over three years. In May 1995, the Company sold the floor contracts for total consideration of $722,500. This amount is being amortized over the original three year term.

     In order to protect the fair value of a portion of the Company's GNMA variable rate securities, in December 1995, the Company purchased two interest rate caps with a notional amount $10,000,000 each. The agreements entitled the Company to receive from counterparties on a quarterly basis the amounts, if any, by which the one year CMT rate rises above 6.50% for one of the agreements and 6.75% on the other. The cap agreements are for a period of three years. The average premium paid for the cap agreements was 63.5 basis points or $127,000, which is being amortized over the three year period.

Liquidity

     Adequate liquidity and maintenance of an appropriate balance between interest rate sensitive earning assets and interest rate sensitive liabilities are the principal imperatives associated with the asset/liability management function of a financial institution. Liquidity management involves the ability to meet the cash flow requirements of clients who may be depositors desiring to withdraw funds or borrowers requiring assurance that sufficient funds will be available to meet their credit needs. Aside from asset/liability management, the Company maintains short-term sources of funds to meet periodic planned and unplanned increases in loan demand and deposit withdrawals and maturities.

     The initial source of liquidity is the excess funds sold daily to other banks in the form of federal funds. In addition to cash and cash equivalents, the Company maintains a large percentage of its assets in investment securities. These securities include both securities available-for-sale and securities held-to-maturity. Securities available-for-sale can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs solely as collateral for reverse repurchase agreements. The Company had no reverse repurchase agreements on December 31, 1996 and 1995. As evidence of the Company's high level of liquidity at December 31, 1996, cash and cash equivalents totaled $66,340,000, while securities available for reverse repurchase agreements totaled approximately $93,275,000. The combined amount of $159,615,000 represents approximately 61% of the Company's total assets. Management is of the opinion that the existing level of liquidity and borrowing capacity is sufficient to insulate the Bank against unforeseen liquidity demands.

     On a stand-alone basis, the Company's primary source of liquidity is dividends from the Bank. Dividends by the Bank to the Company are subject to regulatory restrictions. For further information on the Bank's dividend restrictions, see "Business - Supervision and Regulation - Restrictions on Dividends and Other Distributions" and Note 11 of Notes to Consolidated Financial Statements.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

The Company's Financial Statements are identified in Item 14(a) below.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

None


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The information requested by Item 10 is provided in the section entitled "COMPENSATION TABLES" of the Proxy Statement for the 1997 Annual Meeting of the Shareholders to be filed with the Commission within 120 days of the end of the Company's fiscal year and which is incorporated herein by this reference.

Item 11.  Director and Executive Officer Compensation
-----------------------------------------------------

The information requested by Item 11 is provided in the section entitled "COMPENSATION TABLES" of the Proxy Statement for the 1997 Annual Meeting of the Shareholders to be filed with the Commission within 120 days of the end of the Company's fiscal year and which is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information requested by Item 12 is provided in the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Proxy Statement for the 1997 Annual Meeting of the Shareholders to be filed with the Commission within 120 days of the end of the Company's fiscal year and which is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information requested in Item 13 is provided in the section entitled "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS" of the Proxy Statement for the 1997 Annual Meeting of the Shareholders to be filed with the Commission within 120 days of the end of the Company's fiscal year and which is incorporated herein by this reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

(a)       Financial Statements
          See Index to Financial Statements of Professional Bancorp, Inc. and Subsidiary which is part of this Form 10-K.

(b)       Reports on Form 8-K

          During the fourth quarter of 1996, the Company did not file any Current Reports on Form 8-K.

(c)       Exhibits

Exhibit No.
-----------
3.1 Articles of Incorporation (filed as Exhibit 3.3 to Bancorp's 1989 10-K Report and incorporated herein by this reference).

3.2 Bylaws adopted April 25, 1990, as amended July 25, 1990 (filed as Exhibit 3.2 to Bancorp's 1995 10-K/A Report filed on June 3, 1996 and incorporated herein by this reference).

3.3 Amendment to Articles of Incorporation, dated September 8, 1992 (filed as Exhibit 3.3 to Bancorp's 1995 10-K/A Report filed on June 3, 1996 and incorporated herein by this reference).

4.1 Warrant to purchase 100,000 shares of Common Stock dated 12-31-92, issued to Robert H. Leshner (filed as Exhibit 4.1 in Bancorp's 1992 10-K Report and incorporated herein by this reference).

10.1* 1982 Stock Option Plan and Agreement (filed as Exhibit 10(b) to Bancorp's Registration Statement on Form S-1, File No. 2-76371 filed March 8, 1982, and incorporated herein by this reference).

10.2* Indemnity Agreement entered into with directors and certain officers dated October 25, 1989 (filed as Exhibit 10.11 to Bancorp's 1995 10-K/A Report filed on June 3, 1996 and incorporated herein by this reference).

10.3* 1990 Stock Option Plan (filed as Exhibit 28.A in Bancorp's 1990 10-K Report on Form 8, Amendment No. 1 dated April 29, 1991 and incorporated herein by this reference).

10.4* 1992 Stock Option Plan (filed as Exhibit A in Bancorp's 1992 Proxy Statement and incorporated herein by this reference).

10.5* Stock repurchase agreement (filed as Exhibit 10.1 in Form 8-K, dated December 18, 1990 and incorporated herein by this reference).

10.6 Consulting Agreement dated as of August 12, 1996 between Bancorp, First Professional Bank, N.A. and Network Health Financial Services.

10.7* Salary Continuation Agreement entered into between the Bank and Joel W. Kovner dated May 1, 1992 (filed as Exhibit 10.25 to Bancorp's 1992 10-K Report and incorporated herein by this reference).

10.8 Settlement Agreement dated as of July 8, 1996 among Bancorp, the Bank, the Shareholders Protective Committee and certain officers and directors (filed as Exhibit 1 to Bancorp's Form 8-k filed July 22, 1996 and incorporated herein by this reference).

10.9 Lease for premises at 606 Broadway, Santa Monica, California (filed as Exhibit 10(a) to Bancorp's Registration Statement on Form S-1, File No. 2-76371 filed March 8, 1982 and incorporated herein by this reference).

10.10 Lease for premises at 520 Broadway, Santa Monica, California (filed as Exhibit 10.5 in Bancorp's 1983 10-K Report and incorporated herein by this reference).

10.11 Lease for premises at 8600 West 3rd Street, Suite #1, Los Angeles, California (filed as Exhibit 10.6 in Bancorp's 1983 10-K Report and incorporated herein by this reference.

10.12 Lease for second floor premises and extension of lease of entire premises at 606 Broadway, Santa Monica, California (filed as
                Exhibit 10.8 in Bancorp's 1984 10-K Report and incorporated herein by this reference).

10.13 Lease for premises at 9629 Brighton Way, Beverly Hills, California (filed as exhibit 10.9 in Bancorp's 1984 10-K Report and incorporated herein by this reference).

10.14 Lease for premises at 5525 Etiwanda Street, Tarzana, California (filed as Exhibit 10.8 in Bancorp's 1986 10-K Report and incorporated herein by this reference).

10.15 Lease for premises at 55 E. California, Pasadena, California (filed as Exhibit 10.65 in Bancorp's 1991 10-K Report and incorporated herein by this reference).

10.16 Lease for premises at 10 North 5th Street, Redlands, California, (filed as Exhibit 10.7 in Bancorp's 1991 10-K Report and incorporated herein by this reference).

10.17 Lease for premises at 9900 Norwalk Boulevard, Santa Fe Springs, California, (filed as Exhibit 10.75 in Bancorp's 1992 10-K Report and incorporated herein by this reference).

11              Earnings (loss) per share computation.

21 Subsidiaries of the Registrant (filed as Exhibit in Bancorp's 1986 10-K Report and incorporated herein by this reference).

27              Financial Data Schedule

* Identified as a management contract or compensatory agreement pursuant to Item 14(a)# of Form 10-K.


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


Date:     March 26, 1997                PROFESSIONAL BANCORP, INC.
                                        (Registrant)

                                        By: /s/ Chris Chan
                                        ------------------------------
                                        Chris Chan
                                        Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf the registrant and in the capacities and on the dates indicated.


Signature                               Title                    Date
---------                               -----                    ----

/s/ Richard A. Berger                   Director                 March 26, 1997
------------------------------                                   --------------
Richard A. Berger

/s/ Alan S. Borstein                    Director                 March 26, 1997
------------------------------                                   --------------
Alan S. Borstein

/s/ Ronald L. Katz, M.D.                Director                 March 26, 1997
------------------------------                                   --------------
Ronald L. Katz, M.D.

/s/ Joel S. Moskowitz, J.D.             Director                 March 26, 1997
------------------------------                                   --------------
Joel S. Moskowitz, J.D.

/s/ Ray T. Oyakawa, M.D.                Director                 March 26, 1997
------------------------------                                   --------------
Ray T. Oyakawa, M.D.

/s/ Lynn O. Poulson, J.D.               Director                 March 26, 1997
------------------------------                                   --------------
Lynn O. Poulson, J.D.

/s/ Julie P. Thompson                   Chairman of the Board    March 26, 1997
------------------------------                                   --------------
Julie P. Thompson                       Director


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report..........................................      43
Consolidated Financial Statements of Professional Bancorp, Inc.
  Consolidated Balance Sheets.........................................      44
  Consolidated Statements of Operations...............................      45
  Consolidated Statements of Changes in Shareholders' Equity..........      46
  Consolidated Statements of Cash Flows...............................      47
  Notes to Consolidated Financial Statements..........................      48


                         INDEPENDENT AUDITORS' REPORT




The Board of Directors of Professional Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheets of Professional Bancorp, Inc. (a Pennsylvania corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        KPMG Peat Marwick LLP

Los Angeles, California
February 4, 1997

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                                               December 31,
                                                                                           Notes           1996           1995
                                                                                        ------------   ------------   ------------
Assets:
Cash and due from banks:
     Non-interest bearing                                                                    2         $ 32,322,030   $ 41,791,145
     Interest-bearing                                                                                       617,948      1,008,528
Federal funds sold                                                                                       33,400,000     42,400,000
                                                                                                       ------------   ------------
Cash and cash equivalents                                                                                66,339,978     85,199,673

Securities held-to-maturity (fair value of $41,478,000
     and $48,159,000, respectively)                                                          3           41,871,563     48,517,017
Securities available-for-sale (cost of $55,225,000 and                                       3           54,467,683     81,520,398
     $82,396,000, respectively)
Loans, net of allowance for loan losses of $2,253,000
     and $1,070,000, respectively                                                          4, 10         90,759,161     98,944,274
Premises and equipment                                                                       5            1,611,482      1,817,982
Deferred tax asset                                                                           7            3,296,474        908,964
Accrued interest receivable and other assets                                                              5,193,157      5,256,598
                                                                                                       ------------   ------------
                                                                                                       $263,539,498   $322,164,906
                                                                                                       ============   ============

Liabilities:
Deposits:                                                                                  3, 6
     Demand, non-interest-bearing                                                                        96,208,449   $ 97,641,982
     Demand, interest-bearing                                                                            14,886,488     14,474,546
     Savings and money market                                                                            98,859,034     97,209,310
     Time certificates of deposit                                                                        31,322,777     88,139,864
                                                                                                       ------------   ------------
Total deposits                                                                                          241,276,748    297,465,702

Convertible notes                                                                           12            4,869,292      4,766,658
Accrued interest payable and other liabilities                                               7            3,351,864      2,424,792
                                                                                                       ------------   ------------
Total liabilities                                                                                       249,497,904    304,657,152
                                                                                                       ------------   ------------

Commitments and contingent liabilities                                                       9

Shareholders' equity:                                                                      8, 11
Common stock, $.008 par value; 12,500,000 shares
     authorized; 1,410,783 and 1,388,169 issued and
     1,341,316 and 1,278,988 outstanding                                                                     11,286         10,620
Additional paid-in-capital                                                                               12,488,001     11,682,751
Retained earnings                                                                                         2,514,501      6,983,629
Treasury stock, at cost (69,467 and 109,181 shares)                                                        (537,251)      (655,085)
Unrealized loss on securities available-for-sale, net of taxes                               3             (434,943)      (514,161)
                                                                                                       ------------   ------------
Total shareholders' equity                                                                               14,041,594     17,507,754
                                                                                                       ------------   ------------
                                                                                                       $263,539,498   $322,164,906
                                                                                                       ============   ============

                See notes to consolidated financial statements

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended December 31,
                                                             Notes             1996            1995          1994
                                                             -----         -------------    -----------   -----------
Interest income
Loans                                                          4           $   9,030,090    $ 9,266,623   $ 9,524,744
Securities                                                     3               7,540,804     10,395,495     7,699,495
Federal funds sold and securities purchased
     under agreements to resell                                                1,056,214      1,227,702       571,679
Interest-bearing deposits in other banks                                          23,348         13,000         3,500
                                                                           -------------    -----------   -----------
Total interest income                                                         17,650,456     20,902,820    17,799,418
                                                                           -------------    -----------   -----------
Interest expense                                               6
Deposits                                                                       4,187,859      5,850,106     3,592,596
Convertible notes                                                                477,348        485,038       296,792
Federal funds purchased and securities
     sold under agreements to repurchase                                         185,023        204,178       156,432
Stock repurchase agreement                                    12                       -              -       134,509
                                                                           -------------    -----------   -----------
Total interest expense                                                         4,850,230      6,539,322     4,180,329
                                                                           -------------    -----------   -----------
Net interest income                                                           12,800,226     14,363,498    13,619,089
Provision for loan losses                                      4               4,136,000      1,539,000       703,425
                                                                           -------------    -----------   -----------
Net interest income after provision for loan losses                            8,664,226     12,824,498    12,915,664
                                                                           -------------    -----------   -----------
Other operating income
Securities transactions, net                                   3
     Available-for-sale                                                          (71,309)     1,017,590         6,517
     Trading                                                                           -              -      (219,045)
Merchant discount                                                                224,745        197,714       238,371
Mortgage banking fees                                                            117,275         72,404       145,454
Service charges on deposits                                                      668,855        756,632       700,320
Other income                                                                     504,213        408,972       439,588
                                                                           -------------    -----------   -----------
Total other operating income                                                   1,443,779      2,453,312     1,311,205
                                                                           -------------    -----------   -----------
Other operating expenses
Salaries and employee benefits                                                 5,944,998      5,858,779     5,475,611
Occupancy                                                                      1,386,322      1,382,103     1,428,679
Legal fees                                                                     2,754,123        798,497       658,908
Furniture and equipment                                                          697,291        736,112       687,967
Professional services                                         10                 930,381        605,298       536,271
FDIC assessment                                                                    1,000        321,184       576,124
Office supplies                                                                  288,397        281,183       209,211
Other assessment                                                                 298,695        270,986       258,783
Telephone                                                                        271,602        226,642       212,966
Audit, accounting and examinations                                               200,840        148,725       160,139
Postage                                                                          153,825        146,871       144,017
Messenger service                                                                177,993        121,305       102,490
Imprinted checks                                                                 137,670        120,592       145,014
Donations                                                                        134,615        113,160       159,767
Meetings and business development                                                125,942         66,145       115,111
Settlement costs                                               9               1,006,000              -             -
Termination of interest rate exchange contract                                         -              -       385,000
Other expense                                                                  1,035,628        891,960       836,758
                                                                           -------------    -----------   -----------
Total other operating expenses                                                15,545,322     12,089,542    12,092,816
                                                                           -------------    -----------   -----------
(Loss) earnings before taxes                                                  (5,437,317)     3,188,268     2,134,053
(Benefit) provision for income taxes                           7              (1,712,400)     1,182,371       881,100
                                                                           -------------    -----------   -----------
Net (loss) earnings                                                        $  (3,724,917)   $ 2,005,897   $ 1,252,953
                                                                           =============    ===========   ===========
(Loss) earnings per share                                      1
     Primary                                                               $       (2.84)   $      1.30   $      0.82
     Fully diluted                                                         $       (2.84)   $      1.21   $      0.82

                See notes to consolidated financial statements

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                 Years ended December 31, 1996, 1995 and 1994


                                                                                                         Net
                                                                                            Treasury     Unrealized
                                                                                            Stock and    Holding Loss
                                           Common Stock        Additional                   Shares       on Securities
                                       --------------------     Paid-In        Retained     Subject to   Available-
                                        Shares      Amount      Capital        Earnings     Repurchase   for-Sale        Total
                                       ---------    -------   -----------    -----------    ---------    ---------     -----------
Balance, January 1, 1994               1,247,248    $10,379   $11,322,467    $ 4,301,588    $(992,729)   $     --      $14,641,705
Net unrealized holding loss on
   securities available-for-sale             --         --            --             --           --      (462,540)       (462,540)
Net earnings                                 --         --            --       1,252,953          --           --        1,252,953
                                       ---------    -------   -----------    -----------    ---------    ---------     -----------
Balance, December 31, 1994             1,247,248     10,379    11,322,467      5,554,541     (992,729)    (462,540)     15,432,118

Conversion of notes (Note 8)              10,316         78       110,239            --           --           --          110,317
Dividend in lieu of fractional
  shares (Note 8)                            --         --         (3,271)           --           --           --           (3,271)
Reissuance of treasury stock (Note 8)        --         --       (337,644)           --       337,644          --              --
Issuance of stock dividend (Note 8)          --         --        576,809       (576,809)         --           --              --
Exercise of stock options (Note 8)        21,424        163        14,151            --           --           --           14,314
Change in net unrealized holding loss
  on securities available-for-sale           --         --            --             --           --       (51,621)        (51,621)
Net earnings                                 --         --            --       2,005,897          --           --        2,005,897
                                       ---------    -------   -----------    -----------    ---------    ---------     -----------
Balance, December 31, 1995             1,278,988     10,620    11,682,751      6,983,629     (655,085)    (514,161)     17,507,754

Conversion of notes (Note 8)                 157          1         1,699            --           --           --            1,700
Dividend in lieu of fractional
  shares (Note 8)                            --         --         (3,664)           --           --           --           (3,664)
Reissuance of treasury stock (Note 8)        --         --       (388,284)           --       388,284          --              --
Purchase of treasury stock               (25,000)       --            --             --      (270,450)         --         (270,450)
Issuance of stock dividend (Note 8)          --         --        744,211       (744,211)         --           --              --
Exercise of stock options (Note 8)        87,171        665       181,234            --           --           --          181,899
Tax benefit on stock options exercised       --         --        270,054            --           --           --          270,054
Change in net unrealized holding loss
  on securities available-for-sale           --         --            --             --           --        79,218          79,218
Net loss                                     --         --            --      (3,724,917)         --           --       (3,724,917)
                                       ---------    -------   -----------    -----------    ---------    ---------     -----------
Balance, December 31, 1996             1,341,316    $11,286   $12,488,001    $ 2,514,501    $(537,251)   $(434,943)    $14,041,594
                                       =========    =======   ===========    ===========    =========    =========     ===========

                See notes to consolidated financial statements

                      PROFESSIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                       1996            1995            1994
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
   Net (loss) earnings                                            $ (3,724,917)   $  2,005,897    $  1,252,953
   Adjustments to reconcile net (loss) earnings to net
    cash provided by operating activities:
     Depreciation and amortization                                     605,771         536,880         500,237
     Provision for loan losses                                       4,136,000       1,539,000         703,425
     Loss (gain) on securities available-for-sale                       71,309      (1,017,590)         (6,517)
     Loss on trading securities                                           --              --           219,045
     Purchases of trading account securities                              --              --        (8,897,969)
     Sales of trading account securities                                  --              --         8,678,924
     Amortization of convertible note expense                          104,334         105,990          61,672
     Amortization of interest on stock repurchase agreement               --              --           134,509
     Increase in deferred tax asset                                 (2,426,243)       (223,382)        (38,426)
     Decrease (increase) in accrued interest receivable
        and other assets                                                63,441        (100,343)       (651,274)
     Increase in accrued interest payable and other liabilities      1,197,126       1,254,331          60,164
     Net amortization of premiums and discounts
        on securities held-to-maturity                                 326,475         344,025          85,949
     Net amortization of premiums and discounts
        on securities available-for-sale                               181,351          80,565         (54,732)
     Other                                                                --              --            14,694
                                                                  ------------    ------------    ------------
   Net cash provided by operating activities                           534,647       4,525,373       2,062,654
                                                                  ------------    ------------    ------------
Cash flows from investing activities:
  Proceeds from maturities of securities held-to-maturity            7,332,983      12,538,223      13,650,786
  Proceeds from maturities of securities available-for-sale         10,769,426       8,413,751       1,309,167
  Proceeds from sales of securities available-for-sale              26,053,425      69,267,028       9,840,862
  Purchases of securities held-to-maturity                          (1,014,004)    (29,048,765)    (39,578,541)
  Purchases of securities available-for-sale                        (9,904,845)    (22,965,020)    (33,229,160)
  Net decrease in loans                                              4,049,113       2,196,536      13,294,179
  Purchases of bank premises and equipment, net                       (399,271)       (706,129)       (425,428)
                                                                  ------------    ------------    ------------
  Net cash provided by (used in) investing activities               36,886,827      39,695,624     (35,138,135)
                                                                  ------------    ------------    ------------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits
     and savings accounts                                              628,133     (30,344,282)     27,451,697
  Net increase (decrease) in time certificates of deposit          (56,817,087)     34,178,726      25,035,699
  Net proceeds from convertible notes                                     --              --         4,709,312
  Proceeds from exercise of stock options                              181,899          14,314            --
  Purchase of treasury stock                                          (270,450)           --          (930,000)
  Dividend in lieu of fractional shares                                 (3,664)         (3,271)           --
                                                                  ------------    ------------    ------------
Net cash (used in) provided by financing activities                (56,281,169)      3,845,487      56,266,708
                                                                  ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents               (18,859,695)     48,066,484      23,191,227
Cash and cash equivalents, beginning of year                        85,199,673      37,133,189      13,941,962
                                                                  ------------    ------------    ------------
Cash and cash equivalents, end of year                            $ 66,339,978    $ 85,199,673    $ 37,133,189
                                                                  ============    ============    ============
Supplemental disclosure of cash flow information (see
     notes 6, 7 and  12) - cash paid during the year for:
     Interest                                                     $  5,021,080    $  6,618,552    $  4,061,011
     Income taxes                                                 $     61,482    $  1,304,804    $  1,045,704
Supplemental disclosure of noncash items:
     Pretax change in unrealized losses on securities
          available-for-sale                                      $    117,951    $    (87,879)   $   (787,438)
     Transfer from held-to-maturity to available-for-sale                 --      $ 88,384,090    $       --
     Conversion of notes (see note 12)                            $      1,700    $    110,317    $       --
     Tax benefit on stock options exercised                       $    270,054            --      $       --

                See notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Professional Bancorp, Inc. and Subsidiary (the "Company") is engaged in the general commercial banking business and provides a wide range of commercial banking services primarily directed towards the professional community. Services include those traditionally offered by commercial banks such as checking and savings accounts; time certificates of deposit; and commercial, consumer/installment, home equity and short-term real estate loans, with an emphasis on cash flow lending. The service area of the Company consists of the California counties of Los Angeles, Orange, Riverside, San Bernardino and Ventura with a full-service office at its Santa Monica headquarters and four full-service branches located in Beverly Hills, Tarzana, Pasadena and Redlands. The Company directs its services towards the professional market place with a heavy emphasis on medical practitioners, and to a lesser extent, attorneys and accountants.

         The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The preparation of these financial statements requires management to make estimates and assumptions that effect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The allowance for loan losses and the deferred tax asset are material estimates subject to change.

         Consolidation

         The consolidated financial statements include the accounts of Professional Bancorp, Inc. (the "Bancorp") and its wholly owned subsidiary, First Professional Bank, N.A. (the "Bank"). All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         Financial Instruments

         Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") requires the disclosure of the fair value of financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate the value. A significant portion of the Bank's assets and liabilities are financial instruments as defined under SFAS No. 107. Fair values, estimates and assumptions are set forth in Note 14, Fair Value of Financial Instruments.

         Interest Rate Risks

         The Company, as an institution with long-term assets (both loans and investments), may experience a decrease in profitability and the value of such assets if the general level of interest rates rise. Interest rates paid on certain deposits may rise more quickly in a rapidly rising interest rate environment than do interest rates on investment securities, in which case the Company would be exposed to the risk that its cost of funds may rise more quickly than its interest income. Changes in the general level of interest rates affect the Company's various investment securities in differing ways. In a declining interest rate environment, the rate at which the underlying mortgages of mortgage-backed securities are prepaid tends to increase as borrowers refinance their loans. If a higher than anticipated level of prepayments were to continue for an extended period of time, there could be an adverse effect on the level of the Company's outstanding securities. Securities held in the Company's available-for-sale portfolio are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. In a rising interest rate environment, unrealized losses may negatively affect the Company's shareholders' equity from quarter to quarter.

         Concentration of Credit Risk

         Concentrations of credit risk exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Bank's borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers' geographic area and the individual financial condition of the borrowers. The Bank's lending activities are primarily conducted in Southern California. The Bank currently focuses on the origination of commercial loans to health care organizations ranging from single practitioners to large multi-specialty medical groups. Ongoing changes in the delivery of health care could negatively impact certain borrowers. The Bank has several loans and loan commitments to individual clients that total between $2,000,000 and the Bank's legal lending limit of approximately $3.2 million.

         Statement of Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one day periods.

         Securities

         The Company classifies its investment in debt and equity securities as held-to-maturity, available-for-sale or trading securities, as applicable. Securities held-to-maturity are those debt securities for which the Company has the ability and intent to hold until maturity. Trading securities are acquired and sold to benefit from short-term movements in market prices. All other securities are classified as available-for-sale. All securities are under the control of the Company.

         Securities held-to-maturity are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading securities are carried at fair value and are recorded as of their trade dates. Gains or losses on trading securities, both realized and unrealized, are recognized currently in income. Securities classified as available-for-sale are recorded at fair value with any unrealized gains or losses, net of taxes, reflected as an addition or reduction of shareholders' equity. Unrealized losses on securities, reflecting a decline in value judged to be other than temporary, are charged to income in the consolidated statements of operations.

         Premiums and discounts are amortized or accreted over the life of the related securities held-to-maturity and available-for-sale as an adjustment to yield using the interest method. Interest income is recognized when earned. Realized gains and losses on securities are included in operations and are derived using the specific identification method for determining the cost of the securities sold.

         In December 1995, the Company reclassified securities with a book value of $88.4 million and fair value of $88.5 million from the held-to-maturity classification to available-for-sale pursuant to a pronouncement of the Financial Accounting Standards Board.

         Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

         The Bank purchases securities under agreements to resell and sells securities under agreements to repurchase. The agreements have a duration of one business day and are fully collateralized. Securities purchased under resale agreements are recorded as short-term investments, while securities sold under repurchase agreements are recorded as short-term obligations. At December 31, 1996 and 1995, the Bank had no such agreements.

         Derivatives

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

         Merchant Discount Income

         Merchant discount income consists of the fees charged on credit card receipts submitted by the Bank's business clients for processing. The income received and the fees paid by the Bank to credit card issuers and expenses for third party processors are netted and reported as a component of other income. Such amounts are recognized when received or paid.

         Loans and the Related Allowance for Loan Losses

         Loans are recorded at face value, less payments received. Interest on loans is accrued daily as earned, except where a reasonable doubt exists as to the full collectability of interest or principal, in which case the accrual of income is discontinued and the balance of accrued interest is reversed. Generally, this means that loans are put on nonaccrual status when interest is ninety days or more past due, unless the loan is well secured and in the process of collection. All payments received subsequent to the loan being put on nonaccrual are used to reduce the principal balance. Only after the principal is reduced to zero is interest income realized. Once a loan is placed on nonaccrual it generally remains on nonaccrual unless the borrower has the capacity to make payments as evidenced by tax returns and other financial statements and has the intent to make payments as evidenced by keeping the loan current for a period of three to six months.

         Loan fees in excess of certain direct origination costs are deferred and amortized into interest income utilizing the interest method over the lives of the related loans. When a loan is repaid or sold, any unamortized net deferred fee balance is credited to income. Accretion of deferred loan fees is discontinued when loans are placed on nonaccrual status.

         The allowance for loan losses is maintained at a level considered adequate by management to provide for potential loan losses. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. Management, in determining the adequacy of the allowance for loan losses, takes into consideration (1) loan loss experience, (2) collateral values, (3) changes in the loan portfolio, (4) an assessment of the effect of current and anticipated economic conditions on the loan portfolio and (5) examinations conducted by Bank supervisory authorities. While management believes the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, there exists the risk of future losses which cannot be precisely quantified. Because this risk is continually changing in response to factors beyond the control of the Bank, such as the state of the economy, management's judgment as to the adequacy of the allowance for loan losses in future periods is necessarily an estimate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to record additions to the allowance based on their judgments of information available to them at the time of their examination.

         Impaired Loans

         The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Impairment of a loan is measured by the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes impairment by creating a valuation allowance with a corresponding charge to provision for loan losses. Large groups of smaller balance homogenous loans that are collectively evaluated from impairment are not subject to this accounting treatment.

         For loans classified as nonaccrual and troubled debt restructurings, specific valuation allowances are established at the difference between the loan amount and the fair value of collateral less estimated selling costs. Impaired loans which are performing under their contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan.

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

         Income Taxes

         The Company and its subsidiary file consolidated federal income and state franchise tax returns. Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences between tax and financial statement purposes. Deferred taxes are computed using the asset and liability approach. A valuation allowance is established for deferred tax assets if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized.

         Earnings (Loss) Per Share

         Primary earnings (loss) per share are based on the number of common shares outstanding, adjusted to reflect any stock splits and stock dividends during each year, and the assumed exercise of dilutive employee stock options (less the number of treasury shares assumed to be purchased using the average market price of the Company's common stock). Fully diluted earnings (loss) per share include the dilutive effect of the shares to be issued under the terms of the convertible notes issued in 1994. Due to the number of outstanding stock options and warrants, earnings per share are based on the modified treasury stock method. The modified treasury stock method counts all outstanding warrants and stock options as outstanding and then assumes the proceeds are used to repurchase up to 20% of the outstanding shares at the average market price. The remaining proceeds are then assumed to be invested in U. S. Treasury securities yielding 6.0%.

         For the year ended December 31, 1996, the earnings (loss) per share calculation, using the modified treasury stock method is antidilutive; therefore, earnings per share are based on 1,312,750 shares, which represents the actual average outstanding shares. Primary and fully diluted earnings per share are based upon 1,704,945 and 2,126,370 weighted average shares, respectively, for 1995. Primary and fully diluted earnings per share are based upon 1,791,268 and 2,053,666 weighted average shares, respectively, for 1994.

         401(k) Savings Plan

         The Bank has a 401(k) savings plan in effect for substantially all of its full-time employees who have completed six months of continuous service. Employee contributions under the plan are matched by the Bank up to a maximum of 3.0% of the employee's annual salary for 1996 and 1995, and 2.0% of the employee's annual salary for 1994. Salaries and employee benefits expense includes $80,600, $73,800 and $44,600 for 1996, 1995 and 1994, respectively, related to the Bank's contributions.

         Reclassifications

         Certain amounts have been reclassified in the 1995 and 1994 financial statements to conform with the 1996 presentation of those items.

         Recent Accounting Pronouncements

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Compensation expense must be recognized, however, for stock awards to non-employees for services rendered. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and earnings per share as if the Statement's accounting provisions had been adopted. The Company elected to continue accounting for stock options under the intrinsic value method. As there were no options granted in 1995 or 1996, the pro forma disclosures are not currently applicable.

         In June of 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on control. Under this approach, after a transfer of financial assets, the Company will recognize the financial and servicing assets it controls and the liabilities incurred, and derecognize financial assets when control has been surrendered and liabilities have been extinguished. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 must be adopted for financial statements for fiscal years beginning after December 31, 1996. In December of 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125" ("SFAS No. 127"). SFAS No. 127 defers for one year the effective date of certain provisions. The impact on the Company of adopting SFAS No. 125 is not expected to be material.


NOTE 2 - RESTRICTED CASH BALANCES

         Aggregate cash balances in the form of deposits with the Federal Reserve Bank of approximately $4,180,000 and $4,144,000 were maintained to satisfy federal regulatory requirements at December 31, 1996 and 1995, respectively.

NOTE 3 - INVESTMENT SECURITIES

         The amortized cost and fair value of securities available-for-sale are as follows:

                                                                                 December 31, 1996
                                                      ------------------------------------------------------------------------
                                                                         Gross           Gross                          Gross
                                                      Amortized       Unrealized      Unrealized      Fair            Realized
(in thousands)                                          Cost             Gain            Loss         Value             Gain
                                                      --------        --------        --------        --------        --------
U.S. Government securities                            $    --         $    --         $    --         $    --         $     21
U.S. Government agency
   mortgage-backed securites                            36,230              96             540          35,786             --
Small Business Administration securities                 1,752             --               10           1,742             --
Collaterized mortgage obligations                       17,243             --              303          16,940             (92)
                                                      --------        --------        --------        --------        --------
        Total                                         $ 55,225        $     96        $    853        $ 54,468        $    (71)
                                                      ========        ========        ========        ========        ========

                                                                                 December 31, 1995
                                                      ------------------------------------------------------------------------
                                                                         Gross           Gross                          Gross
                                                      Amortized       Unrealized      Unrealized      Fair            Realized
(in thousands)                                          Cost             Gain            Loss         Value             Gain
                                                      --------        --------        --------        --------        --------
U.S. Government securities                            $    --         $    --         $    --         $    --         $     26
U.S. Government agency
   mortgage-backed securites                            42,845             --              721          42,124             781
Small Business Administration securities                 1,975             --              --            1,975             120
Collaterized mortgage obligations                       37,576             --              155          37,421              91
                                                      --------        --------        --------        --------        --------
        Total                                         $ 82,396        $    --         $    876        $ 81,520        $  1,018
                                                      ========        ========        ========        ========        ========

         During the years ended December 31, 1996, 1995 and 1994, securities available-for-sale were sold for aggregate proceeds of $26,053,000, $69,267,000 and $9,841,000, respectively. These sales resulted in gross realized losses of $71,000 in 1996, and gross realized gains of $1,018,000 and $7,000 in 1995 and 1994, respectively.

         As of December 31, 1996, all securities available-for-sale mature after ten years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         The amortized cost and fair value of securities held-to-maturity are as follows:

                                                              December 31, 1996
                                          -----------------------------------------------------------
                                                             Gross           Gross
                                          Amortized       Unrealized      Unrealized          Fair
(in thousands)                               Cost            Gain            Loss             Value
                                          ---------       ----------      ----------         --------
U.S. Government securities                $  3,064        $      --       $      --          $  3,064
U.S. Government agency securities            3,250               --              43             3,207
U.S. Government agency
   mortgage-backed securites                35,119               50             401            34,768
Federal Reserve Bank stock                     439               --              --               439
                                          --------        ---------       ---------          --------
        Total                             $ 41,872        $      50       $     444          $ 41,478
                                          ========        =========       =========          ========

                                                              December 31, 1995
                                          -----------------------------------------------------------
                                                             Gross           Gross
                                          Amortized       Unrealized      Unrealized          Fair
(in thousands)                               Cost            Gain            Loss             Value
                                          ---------       ----------      ----------         --------
U.S. Government securities                $  3,074        $      88       $      --          $  3,162
U.S. Government agency securities            3,749               24              --             3,773
U.S. Government agency
   mortgage-backed securites                41,263               --             470            40,793
Federal Reserve Bank stock                     431               --              --               431
                                          --------        ---------       ---------          --------
        Total                             $ 48,517        $     112       $     470          $ 48,159
                                          ========        =========       =========          ========

         The amortized cost and estimated fair value of securities held-to-maturity at December 31, 1996 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                 Amortized              Fair
(in thousands)                                      Cost                Value
                                                 ---------             -------
Due after one year through five years             $ 1,467              $ 1,496
Due after five years through ten years              6,030                5,955
Due after ten years                                34,375               34,027
                                                  -------              -------
        Total                                     $41,872              $41,478
                                                  =======              =======

         There were no gross realized gain and losses for the trading account in 1996 and 1995. During 1994, the gross realized gains and losses for the trading account were approximately $31,000 and $250,000, respectively.

         During 1996, the highest daily balance and the average balance for the available-for-sale account was $86,125,000 and $75,522,000, respectively. During 1995, the highest daily outstanding balance and average balance in the available-for-sale account was $123,869,000 and $42,282,000, respectively. There was no activity in the trading account during 1996 and 1995.

         Pledged Securities

         U.S. Treasury securities with a carrying value of approximately $3,064,000 and $3,074,000 were pledged to secure treasury tax and loan deposits as required by law at December 31, 1996 and 1995, respectively.


NOTE 4 - LOANS AND THE RELATED ALLOWANCE FOR LOAN LOSSES

         A summary of the major components of loans outstanding at December 31, 1996 and 1995 is as follows:


(in thousands)                                   1996             1995
                                               --------         --------
Commercial loans                               $ 73,577         $ 77,012
Real estate secured commercial loans             10,079           13,241
Equity lines of credit                            6,202            6,070
Other lines of credit                             1,832            1,997
Installment loans                                 1,375            1,625
Lease financing                                      68              140
                                               --------         --------
          Total                                  93,133          100,085
                                               --------         --------

Less:
    Allowance for loan losses                     2,253            1,070
    Deferred loan fees, net                         121               71
                                               --------         --------
Loans, net                                     $ 90,759         $ 98,944
                                               ========         ========

Fixed rate                                     $  7,075         $ 11,240
Variable rate                                    86,058           88,845
                                               --------         --------
          Total                                $ 93,133         $100,085
                                               ========         ========

         The following table provides information with respect to the Company's past due loans.

                                                      December 31,
(in thousands)                                   1996             1995
                                               --------         --------
 Loans 90 days or more past due
  and still accruing                           $    507         $    632
    Nonaccrual loans                              1,521            4,173
                                               --------         --------
Total past due loans                           $  2,028          $ 4,805
                                               ========         ========

         Total accrued interest on loans 90 days past due and still accruing was approximately $19,000 at December 31, 1996 and $20,000 at December 31, 1995.

         The effect of nonaccrual loans on interest income for the years 1996 and 1995 is presented below:


(in thousands)                                       1996         1995
                                                     ----         ----
Contractual interest due                             $434         $441
Interest recognized                                    47           78
                                                     ----         ----
Net interest foregone                                $387         $363
                                                     ====         ====

         The Company had approximately $1,894,000 in impaired loans as of December 31, 1996. The carrying value of impaired loans for which there is a related allowance for loan losses was $700,000, with the amount of specific allowance for loan losses allocated to these loans of $379,000. There were $1,194,000 in impaired loans for which there was no related specific allowance for loan losses. However, general allowance consistent with the level of allowance for similar loans with similar risk characteristics were maintained for impaired loans without specific allowances. The average recorded investment in impaired loans during 1996 was $4,161,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $53,000. Nonaccrual loans at December 31, 1996, included $1,521,000 of impaired loans.

         The Company had approximately $5,240,000 in impaired loans as of December 31, 1995. The carrying value of impaired loans for which there is a related allowance for loan losses was $2,629,000, with the amount of specific allowance for loan losses allocated to these loans of $311,000. There were $2,607,000 in impaired loans for which there was no related specific allowance for loan losses. The average recorded investment in impaired loans during 1995 was $4,200,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $91,000.

         At December 31, 1996, the Company had troubled debt restructurings totaling $778,000 of which $510,000 was on nonaccrual. The remaining $268,000 was performing according to the renegotiated terms. The gross interest income that would have been recorded in 1996 on troubled debt restructurings if the loans had been current in accordance with the original terms totaled $70,000, which includes $41,000 on the restructured loans on nonaccrual. The amount of interest income actually recognized in 1996 on those loans totaled $29,000. At December 31, 1996, there were no additional loan commitments outstanding to borrowers of troubled debt restructurings.

         At December 31, 1995, the Company had troubled debt restructurings totaling $1,167,000 of which $104,000 was on nonaccrual. The remaining $1,063,000 was performing according to the renegotiated terms. The gross interest income that would have been recorded in 1995 on troubled debt restructurings if the loans had been current in accordance with the original terms totaled $140,000 which includes $13,000 on the restructured loans on nonaccrual. The amount of interest income actually recognized in 1995 on those loans totaled $91,000. At December 31, 1995, there were no additional loan commitments outstanding to borrowers of troubled debt restructurings.

         A summary of the activity within the allowance for loan losses is as follows:


(in thousands)                                 1996       1995       1994
                                             -------    -------    -------
Balance, beginning of year                   $ 1,070    $   983    $ 1,048
Provision charged to operating expense         4,136      1,539        703
Loans charged-off                             (3,353)    (1,589)      (880)
Recoveries on loans previously charged-off       400        137        112
                                             -------    -------    -------
Balance, end of year                         $ 2,253    $ 1,070    $   983
                                             =======    =======    =======

         The Company's commercial loans as of December 31, 1996 are secured by the following collateral:


(in thousands)                                                 December 31, 1996
                                                               -----------------
Stock                                                               $  1,315
Cash                                                                   1,849
Furniture, equipment and/or accounts receivables                      46,993
Unsecured, real estate, automobiles, or assignment
   of life insurance                                                  23,420
                                                                    --------
Total                                                               $ 73,577
                                                                    ========


NOTE 5 - PREMISES AND EQUIPMENT

         A summary of the major components of premises and equipment at December 31, 1996 and 1995 is as follows:


(in thousands)                                         1996       1995
                                                     -------    -------
Furniture, fixtures and equipment                    $ 3,205    $ 4,940
Leasehold improvements                                 1,645      1,633
                                                     -------    -------
         Total premises and equipment, at cost         4,850      6,573
Less accumulated depreciation and amortization        (3,239)    (4,755)
                                                     -------    -------
         Net premises and equipment                  $ 1,611    $ 1,818
                                                     =======    =======

         Depreciation and amortization expense related to property and leasehold improvements was approximately $606,000, $537,000 and $500,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 6 - DEPOSITS AND SHORT-TERM BORROWINGS

         A summary of time certificates of deposit outstanding at December 31, 1996 and 1995 is as follows:


(in thousands)                                           1996         1995
                                                       -------      -------
Time certificates of deposit under $100,000            $ 9,187      $11,143
Time certificates of deposit of $100,000 and over       22,136       76,997
                                                       -------      -------
          Total                                        $31,323      $88,140
                                                       =======      =======

         Interest expense for the years ended December 31, 1996, 1995 and 1994 relating to interest-bearing deposits and other borrowings amounted to the following:


(in thousands)                                            1996     1995     1994
                                                        ------   ------   ------
Interest-bearing demand deposits                        $   96   $  105   $  107
Savings and money market deposits                        1,693    1,959    2,170
Time certificates of deposit under $100,000                452      460      310
Time certificates of deposit of $100,000 and over        1,947    3,326    1,006
                                                        ------   ------   ------
          Interest expense on deposits                   4,188    5,850    3,593
                                                        ------   ------   ------
Federal funds purchased and securities sold under
       agreements to repurchase                            185      204      156
Stock subject to repurchase                                 --       --      134
Convertible notes                                          477      485      297
                                                        ------   ------   ------
Interest expense on deposits and other borrowings       $4,850   $6,539   $4,180
                                                        ======   ======   ======

         The Bank sells securities under agreements to repurchase. Securities sold under repurchase agreements are recorded as short-term obligations. During 1996, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $17,929,000 and $3,422,0000, respectively; the average rate paid was 5.41%. During 1995, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $41,773,000 and $3,458,000, respectively; the average rate paid was 5.90%. During 1994, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $30,093,000 and $4,469,000, respectively; the average rate paid was 3.50%.

NOTE 7 - INCOME TAXES

         The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 is comprised of the following:


(in thousands)                                     1996      1995       1994
                                                 --------  --------   --------
Current taxes:
   Federal                                       $    559  $    989   $    675
   State                                              155       338        244
                                                 --------  --------   --------
   Total current taxes                                714     1,327        919
                                                 --------  --------   --------

Deferred taxes (credits):
   Federal                                         (1,999)     (128)       (24)
   State                                             (427)      (17)       (14)
                                                 --------  --------   --------
   Total deferred taxes                            (2,426)     (145)       (38)
                                                 --------  --------   --------

(Benefit) provision for income taxes             $ (1,712) $  1,182   $    881
                                                 ========  ========   ========


         The following summarizes the differences between the income taxes reported for financial statement purposes and income taxes at the federal statutory rate of 34%, in 1996, 1995 and 1994, respectively:


(in thousands)                                     1996      1995       1994
                                                 --------  --------   --------
Tax expense at statutory rate                    $ (1,849) $  1,084   $    726
Increase (decrease) in taxes resulting from:
   State franchise taxes, net of federal
    income tax benefit                               (179)      212        152
   Other                                              316      (114)         3
                                                 --------  --------   --------
         Total                                   $ (1,712) $  1,182   $    881
                                                 ========  ========   ========
Effective tax rate                                   31.5%     37.1%      41.3%


         The net deferred tax asset includes current income taxes (payable) and receivable of ($294,000) and $162,000 at December 31, 1996 and 1995,
respectively.

         The components of the net deferred tax asset are as follows:

(in thousands)                                                     1996     1995
                                                                  ------   ------
Deferred tax liabilities:
   Prepaid expenses                                               $  134   $  116
                                                                  ------   ------
      Gross deferred tax liabilities                                 134      116
                                                                  ------   ------

Deferred tax assets:
   Depreciation, leasing transactions, fixed asset gain or loss      127       73
   Bad debt deductions                                               400      194
   Deferred compensation                                             671      161
   Core deposit amortization                                          20       21
   Loan fee amortization                                              50       29
   California franchise tax                                           34      111
   Accrued vacation                                                  110       75
   Contributions carryforward                                         46     --
   Net operating loss carryforward                                 1,650     --
   Unrealized loss on securities available-for-sale                  322      361
                                                                  ------   ------
      Gross deferred tax assets                                    3,430    1,025
                                                                  ------   ------
Net deferred tax asset                                            $3,296   $  909
                                                                  ======   ======


         The gross net operating loss carryover for federal income taxes of approximately $4,384,000 expires in fifteen years. The gross net operating loss carryover for state income taxes of approximately $2,233,000 expires in five years.

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

         The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Compensation cost based on the fair value at the grant date for stock options under SFAS No. 123 was not determined as no stock options were granted in 1995 and 1996.

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

                                    Exercise       Options
                                    Price ($)    Outstanding
                                  -------------  -----------
Outstanding at December 31, 1993   5.95 - 13.57    153,211
Canceled                           5.95 - 13.57     (3,675)
                                                  --------
Outstanding at December 31, 1994   5.95 - 6.91     149,536

Exercised                              5.95        (29,868)
                                                  --------
Outstanding at December 31, 1995   5.95 - 6.91     119,668

Exercised                          5.95 - 6.91    (119,668)
                                                  --------
Outstanding at December 31, 1996        --            --
                                                  ========


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

                                            Exercise                  Options
                                            Price ($)               Outstanding
                                          -------------             -----------
Outstanding at December 31, 1993           7.71 - 14.22                74,272

Issued                                        10.89                    27,563
Canceled                                       7.71                    (1,654)
                                                                     --------
Outstanding at December 31, 1994           7.71 - 14.22               100,181

Exercised                                      7.71                    (4,167)
Canceled                                  12.92 - 14.22               (11,245)
                                                                     --------
Outstanding at December 31, 1995           7.71 - 14.22                84,769

Exercised                                      7.71                   (11,688)
Canceled                                      12.92                   (10,474)
                                                                     --------
Outstanding at December 31, 1996           7.71 - 14.22                62,607
                                                                     ========
                                       ($10.59 weighted-average)

Available for future grant at
  December 31, 1996                                                    40,603
                                                                      =======

         At December 31, 1996, 57,095 option shares were exercisable and 5,512 options become exercisable in 1997. The weighted-average exercise price per share of these options was $10.56 and $10.89, respectively, at December 31, 1996.

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

                                             Exercise    Options
                                             Price ($)   Outstanding
                                             ---------   -----------
Outstanding at December 31, 1993               12.70       413,438
Outstanding at December 31, 1994               12.70       413,438
Outstanding at December 31, 1995               12.70       413,438

Canceled                                       12.70       (55,125)
                                                           -------
Outstanding at December 31, 1996               12.70       358,313
                                                           =======

         At December 31, 1996, all 358,313 option shares were exercisable at a weighted-average exercise price per share of $12.70.

         On May 14, 1996, the Company declared a 5% stock dividend paid on June 21, 1996, primarily by a distribution of 64,714 treasury shares. On June 23, 1995, the Company declared a 5% stock dividend primarily paid by a distribution of 56,274 treasury shares on July 19, 1995.

         On January 19, 1993, the Company concluded a private placement offering of 341,250 shares of common stock at a price of $12.70 per share. All but 15,225 shares were sold as of December 31, 1992. In connection with the offering, 413,438 options and 137,812 warrants were issued on December 31, 1992 and are considered issued and outstanding. The options and warrants became exercisable on December 31, 1994 at a price of $12.70 per share and expire on December 31, 2002. Proceeds to the Company from the offering totaled $3,559,000 as of December 31, 1992. Additional proceeds of $182,000 were received on January 19, 1993.

         In connection with the private placement, the Company issued (i) a warrant to Robert H. Leshner, principal of the placement agent, to purchase 110,250 shares of Common Stock (the "Leshner Warrant") and (ii) a warrant to Andrew E. Haas, which was subsequently reissued as two warrants to purchase 13,781 shares to each of Mr. Haas and Curtis Swindal, each at a purchase price of $12.70 per share exercisable in full on or after December 31, 1994 and before December 31, 2002. The Company agreed to grant the holders of the shares issued upon exercise of the warrants ("Warrant Shares") the right, on two occasions during the five-year period beginning December 31, 1994, to require the Company to register (the "Demand Registration") the Warrant Shares under the Securities Exchange Act of 1934 (the "Act"). The Company will pay the expenses of one Demand Registration. In addition, the holders of the Warrant Shares will have the right during the period December 31, 1994 to December 31, 1997 to have the Warrant Shares included in registrations of the Common Stock under the Act at the expense of the Company.

         Under the terms of the Leshner Warrant, if Dr. Joel W. Kovner, former Chairman of the Board and Chief Executive Officer of the Company, dies before December 31, 2002, then the Company will purchase, at the option of Mr. Leshner, some or all of the warrants and/or Warrant Shares then owned by Mr. Leshner, provided that (i) the maximum aggregate purchase price paid by the Company shall be not more than $1,000,000 and (ii) the funds to purchase such warrants and/or Warrant Shares shall come solely from the proceeds of the key person life insurance policy on Dr. Kovner. Furthermore, if at any time prior to December 31, 2002 Mr. Leshner wishes to sell some or all of the warrants and/or Warrant Shares to a third party, Mr. Leshner must offer to sell such warrants and/or Warrant Shares to the Company on the same terms and conditions being offered to such third party. Another term of the Leshner Warrant restricts Bancorp's ability to issue certain types of preferred stock which would entitle the holders thereof to receive dividends or distributions of assets that vary in amount with Bancorp's performance.


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

         The Company leases its premises and certain equipment under several noncancellable operating leases which expire on various dates through August 31, 2003. Rental expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $1,000,000, $990,000 and $1,011,000, respectively.

         The following is a schedule of future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996:


                 Year ending December 31,   (in thousands)
                 -----------------------
                 1997                           $  948
                 1998                              936
                 1999                              800
                 2000                              772
                 2001                              601
                 2002 and thereafter             1,787
                                                ------
                 Total                          $5,844
                                                ======

     The building lease commitments are subject to cost-of-living adjustments to reflect future changes in the consumer price index or a fixed periodic rate increase. Those leases with fixed periodic rate increases and/or specified months with no rent due are amortized so that the average monthly cost of the lease is charged each month.

     Lending Commitments

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. At December 31, 1996 and 1995, the Company had commitments to extend credit of approximately $38,931,000 and $50,415,000, respectively, and obligations under standby letters of credit of approximately $4,610,000 and $4,984,000, respectively. These commitments and obligations were variable rate in structure.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At December 31, 1996, all guarantees extended for a period of 12 months or less. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to clients. The Company evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if necessary by the Company upon an extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property plant and equipment and income-producing commercial real estate.

     Litigation

     The Company and its subsidiary are defendants in legal actions arising from transactions conducted in the ordinary course of their business. Based upon discussion with the Company's attorneys, management believes that the ultimate liability, if any, arising from such actions will not materially affect the Company's consolidated financial statements.

     A settlement agreement between the Bancorp, Bank, certain officers and directors of the Company, and the Shareholders Protective Committee was finalized in July 1996. The settlement agreement set the terms and conditions of the change in management of Bancorp, including the Board of Directors and the interim Chief Executive Officer, required payments of $1,006,000 to certain outgoing executive officers, and termination of litigation and indemnification of the parties involved.


NOTE 10 - TRANSACTIONS INVOLVING DIRECTORS AND AFFILIATED PARTIES

     As part of its normal banking activities, the Company has extended credit to various directors and employees and their related interest. The credit extended to these individuals and affiliates for the two years ended December 31, 1996, is summarized as follows:


               (in thousands)                 1996       1995
                                            -------    -------
               Balance, beginning of year   $ 2,932    $ 3,223
               Credit granted                 1,615      1,377
               Loan payments                 (1,614)    (1,668)
                                            -------    -------
               Balance, end of year         $ 2,933    $ 2,932
                                            =======    =======


     Interest income earned on these loans amounted to approximately $276,000, $299,000 and $258,000 during the years 1996, 1995 and 1994, respectively. In the opinion of management, all such extensions of credit are on terms similar to transactions with nonaffiliated parties and involve only normal credit risk.

     Amounts included in deposits at December 31, 1996, related to directors and affiliated parties was approximately $740,000.

     The Company and the Bank entered into a Consulting Agreement with Network Health Financial Services, Inc. ("NHFS"), a California Corporation for which Melinda McIntyre-Kolpin serves as President and Chief Executive Officer. Pursuant to the Consulting Agreement, NHFS provides consulting services to the

Company and the Bank with respect to personnel matters, operational procedures and client development and retention. NHFS is paid its actual costs incurred in the performance of its duties under the Consulting Agreement (including hourly rates for certain specified NHFS personnel while they are performing consulting services), plus an additional 25% of such costs. In addition, the Company and Bank pay flat monthly rates for the services of Ms. McIntyre-Kolpin and Ms. Patti Derry. During 1996, the Company and the Bank paid NHFS total fees in the amount of $288,432 pursuant to the Consulting Agreement. Any party may terminate the Consulting Agreement by giving 30 days' notice to the other parties.

NOTE 11 - CAPITAL ADEQUACY AND RESTRICTIONS ON DIVIDEND PAYMENTS

     The Office of the Comptroller of the Currency (the "OCC"), the Bank's primary regulator, has established minimum leverage ratio guidelines for national banks. These guidelines provide for a minimum Tier 1 capital leverage ratio (Tier 1 capital to adjusted total assets) of 3.0% for national banks that meet certain specified criteria, including having the highest regulatory rating. All other national banks will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0% plus an additional 100 to 200 basis points. The OCC has not advised the Bank of any specific minimum Tier 1 capital leverage ratio applicable to it.

     The Federal Reserve Board, as the Company's primary regulator, has similarly established minimum leverage ratio guidelines for bank holding companies. These guidelines also provide for a minimum Tier 1 leverage ratio of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0% plus an additional 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 capital leverage ratio applicable to it. Under risk-based capital standards, banking organizations are expected to meet a minimum ratio for qualifying total capital to risk-weighted assets of 8.0%, 4.0% of which must be Tier 1 capital.

     The Federal Deposit Insurance Act of 1991 contains "prompt correction action" provisions pursuant to which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." At December 31, 1996, the Company's and Bank's regulatory capital exceeded the thresholds necessary to be considered well capitalized.

     The following table sets forth the minimum required regulatory capital ratios for a bank holding company and bank, and various regulatory capital ratios of the Company and the Bank at December 31, 1996.

                                                                To Be Well
                                                             Capitalized Under
                                           For Capital       Prompt Corrective
                         Actual         Adequacy Purposes    Action Provisions
                    ----------------    -----------------    -----------------
(in thousands)       Amount   Ratio      Amount    Ratio     Amount    Ratio
                    -------   ------    --------   -----     -------   ------
Company
Leverage            $14,477     5.80%    $ 9,987    4.00%    $12,483     5.00%
Tier 1 Risk-Based    14,477    11.10       5,216    4.00       7,824     6.00
Total Risk-Based     21,456    16.45      10,432    8.00      13,040    10.00

Bank
Leverage            $18,962     7.62%    $ 9,951    4.00%    $12,438     5.00%
Tier 1 Risk-Based    18,962    14.64       5,181    4.00       7,771     6.00
Total Risk-Based     20,589    15.90      10,362    8.00      12,952    10.00

     Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed its net earnings, as defined, for that year combined with its retained net earnings for the preceding two years. Dividends declared may not exceed amounts necessary to satisfy the aforementioned capital requirements. As of December 31, 1996, the Bank could declare dividends of $114,000 without obtaining regulatory approval.

     Federal banking law also restricts the Bank from extending credit to the Company in excess of 10% of the capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements.


Note 12 - Convertible Notes

     On June 19, 1994, the Company completed a public offering of $5,750,000 in convertible subordinated reset notes (the "Notes") which mature on March 1, 2004 and incurred expenses of $1,205,000. Interest on the Notes is payable semiannually on March 1 and September 1 of each year, commencing on September 1, 1994 at the rate of 8.50% per annum until March 1, 1998, and from March 2, 1998 until the principal thereof is paid or made available for payment at a rate per annum equal to the Reference Rate (as defined below) plus 150 basis points. The "Reference Rate" is the most recent "Five Year Constant Treasury Maturity Index" published by the Federal Reserve Bank, or its successor, at least 60 days prior to March 2, 1998. The Notes are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at a conversion price of $12.6984 per share, subject to adjustment in certain events. The Notes are redeemable in whole or in part at the option of the Company at any time on or after March 2, 1998 at the redemption prices set, subject to the prior approval of the Board of Governors of the Federal Reserve System. During 1996, $2,000 of the Notes were converted into 157 common stock shares. During 1995, $131,000 of the Notes were converted into 10,316 common stock shares. If all $5,617,000 of the remaining Notes were converted into common stock, 442,339 shares of common stock would be issued. Of the proceeds, $3,615,000 was invested in the Bank and $930,000 was used to extinguish a stock repurchase obligation. The Notes are counted as Tier 2 capital at the Company and the investment of $3,615,000 is counted as Tier 1 capital at the Bank.

Note 13 - Derivative Financial Instruments

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate price risks.

     Interest rate floor and cap agreements are used to reduce the potential impact of changes in interest rates which would reduce the interest income and/or market value on loans and on certain securities. The Company entered into three interest rate floor agreements during December 1994 and January 1995 for a total notional amount of $60 million. The agreements entitled the Company to receive from counterparties on a monthly basis the amounts, if any, by which the one-month London Interbank Offered Rate ("LIBOR") falls below 6%. The floor agreements were for a period of three years. The average premium paid for the floor agreements was approximately 20 basis points or $120,000 and was being amortized over three years. In May 1995, the Company sold the floor contracts for total consideration of $722,500. This amount is being amortized over the original three year term. In 1996 and 1995, net interest income was increased $235,000 and $141,000, respectively, as a result of the interest rate floor agreements.

     In December 1995, the Company entered into two interest rate cap agreements for a notional amount of $10 million each. The agreements entitle the Company to receive from counterparties on a quarterly basis the amounts, if any, by which the one year Constant Maturity Treasury Index ("CMT") rises above 6.50% on a $10 million notional amount and 6.75% on a $10 million notional amount. The cap agreements are for a period of three years. The average premium paid for the cap agreements was approximately 63.5 basis points or $127,000 and is being amortized over three years. Net interest income in 1996 and 1995 was decreased by the interest rate caps by $42,000 and $1,000, respectively.

     The Company uses interest rate swap agreements in order to lock in a specific return on its loan portfolio. In January 1993, the Company entered into two interest rate swap agreements that paid the Company a fixed rate of 7.21% for three years beginning in January 1993, while the Company paid the prime rate. These swaps had a total notional amount of $40 million and terminated in January 1996. Net interest income for 1996 and 1995 was reduced by the two swaps by $15,000 and $694,000, respectively. In November 1993, the Bank entered into a swap with a notional amount of $15 million. The effective date of the swap is May 26, 1994 and it covers a period of five years ending in May 1999. Under the terms of the swap, the Bank pays a rate of prime less 190 basis points while receiving the three-month LIBOR. The rate the Bank pays adjusts daily while the rate the Bank receives adjusts quarterly. The terms of the swap originally included an interest rate cap which was terminated in 1994 and an expense of $385,000 was recorded. Net interest income for 1996 and 1995 was reduced by the swap by $134,000 and $135,000, respectively. As of December 31, 1996, the Company was paying 6.35% and receiving 5.50%.

     The Company is exposed to potential credit losses in the event of nonperformance by the counterparties to its interest rate floor agreements, interest rate swap agreements and nonderivative financial assets, but has no off-balance-sheet credit risk of accounting loss. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

Note 14 - Fair Value of Financial Instruments

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

                                                        December 31, 1996       December 31, 1995
                                                      ---------------------   ---------------------
                                                      Carrying   Estimated    Carrying   Estimated
(in thousands)                                          Value    Fair Value     Value    Fair Value
                                                      ---------  ----------   --------   ----------
Assets:
     Cash and cash equivalents                         $ 66,340   $ 66,340    $ 85,200   $ 85,200
     Securities available-for-sale                       54,468     54,468      81,520     81,520
     Securities held-to-maturity                         41,872     41,478      48,517     48,159
     Loans, net                                          90,759     91,684      98,944     99,129

Liabilities:
     Noninterest-bearing transaction accounts            96,208     96,208      97,642     97,642
     Interest-bearing transaction accounts               14,887     14,887      14,475     14,475
     Savings  and money market accounts                  98,859     98,859      97,209     97,209
     Certificates of deposit and other time deposits     31,323     31,352      88,140     88,155
     Convertible notes                                    4,869      4,820       4,767      4,565

Off-balance sheet assets:
     Interest rate swaps                                   --         (283)       --         (392)
     Interest rate caps                                      83        101         126        131
     Lending commitments                                   --           97        --          126
     Standby letters of credit                             --           46        --           50


     The fair value of marketable securities and interest rate swaps and caps is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The fair values of loans are estimated using discounted cash flow analysis. The analysis was performed on a loan-by-loan basis by projecting each loan's expected cash flows and discounting these flows at appropriate discount rates. The expected cash flows were determined by contractually scheduled payments of principal and interest, incorporating scheduled rate adjustments, periodic caps, and lifetime ceilings and floors for adjustable loans. The fair values are based on a stable interest rate scenario and do not incorporate bid-ask spreads or discounts that might be required to dispose of assets in bulk. Discount rates applied to the expected cash flows were based on the Bank's offer rates for new loans with similar collateral and terms, adjusted to reflect differential risk based on collateral value, payment status, and/or credit classification at December 31, 1996 and 1995, respectively.

     The fair value of deposits with no defined maturities, such as demand deposits, money market deposits and savings accounts, is the amount payable on demand at the valuation date. For deposit liabilities with defined maturities, such as time certificates of deposit, estimation of fair value was based on the discounted value of future cash flows expected to be paid, where the discount rate was the Bank's offer rate for similar deposits with maturities equivalent to the remaining terms on the deposits being valued at December 31, 1996 and 1995, respectively.

     Standby letters of credit principally support corporate obligations and include $330,000 and $823,000 that was collateralized with cash at December 31, 1996 and 1995, respectively. At December 31, 1996, $4,260,000 of the standby letters of credit and $29,505,000 of other lending commitments expire within one year. The estimated fair value of lending commitments and letters of credit is estimated using fees currently charged for similar arrangements, adjusted for changes in interest rates and credit that occurred subsequent to origination.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.


Note 15 - Parent Company Information

     The Bancorp has met its obligations principally from the payment of dividends from the Bank. As of December 31, 1996, the Bank has $114,000 available for payment of dividends without obtaining regulatory approval.

     The following financial information represents the balance sheets of the Bancorp as of December 31, 1996 and 1995, the related statements of operations and of cash flows for each of the three years in the period ended December 31, 1996.

                                Balance Sheets
                          December 31, 1996 and 1995

                                                1996     1995
                                              -------   ------
                                               (in thousands)
Assets:
Cash in First Professional Bank, N.A          $   300   $    28
Investment in First Professional Bank, N.A     18,787    22,208
Loans                                             100       163
Other assets                                       36        35
                                              -------   -------
                                              $19,223   $22,434
                                              =======   =======

Liabilities:
Accrued expenses                              $   312   $   159
Convertible notes                               4,869     4,767
                                              -------   -------
     Total liabilities                          5,181     4,926

Shareholders' equity                           14,042    17,508
                                              -------   -------
                                              $19,223   $22,434
                                              =======   =======

                            Statement of Operations
                 Years ended December 31, 1996, 1995 and 1994

                                                                    1996        1995       1994
                                                                   -------    -------    -------
                                                                           (in thousands)
Income:
     Cash dividends from First Professional Bank, N.A              $ 2,819    $   800    $  --
     Interest                                                            7          6          4
                                                                   -------    -------    -------
               Total income                                          2,826        806          4
                                                                   -------    -------    -------

Expenses:
     Interest                                                          477        485        431
     Salaries and employer taxes                                        85         86         80
     Amortization of convertible note expenses                         104        106         62
     Legal fees                                                      1,805         62          7
     Other professional services                                       101       --         --
     Settlement costs                                                  184       --         --
     Pamphlets and brochures                                             8         48          2
     Other                                                              16         33         32
                                                                   -------    -------    -------
               Total expenses                                        2,780        820        614
                                                                   -------    -------    -------

Earnings (loss) before income taxes and equity in
     undistributed net earnings of First Professional Bank, N.A         46        (14)      (610)
Provision for income taxes                                               1       --            1
                                                                   -------    -------    -------

Earnings before equity in undistributed net earnings of
     First Professional Bank, N.A                                       45        (14)      (611)

Equity in undistributed net (loss) earnings of First
       Professional Bank, N.A                                       (3,770)     2,020      1,864
                                                                   -------    -------    -------

Net (loss) earnings                                                $(3,725)   $ 2,006    $ 1,253
                                                                   =======    =======    =======


                            Statement of Cash Flows
                 Years ended December 31, 1996, 1995 and 1994

                                                                                    1996        1995       1994
                                                                                   -------    -------    -------
                                                                                            (in thousands)
Cash flows from operating activities:
     Net (loss) earnings                                                           $(3,725)   $ 2,006    $ 1,253
     Adjustments  to  reconcile  net  income to net cash  provided by (used in) operating activities:
     (Increase) decrease in other assets                                                (1)        (5)      --
     Increase (decrease) in accrued expenses                                           153         (6)       165
     Amortized interest on stock repurchase agreement                                 --         --          135
     Amortization of convertible note expenses                                         104        106         62
     Equity in undistributed loss (earnings) of First Professional
          Bank, N.A                                                                  3,770     (2,020)    (1,864)
                                                                                   -------    -------    -------
     Net cash provided by (used in) operating activities                               301         81       (249)
                                                                                   -------    -------    -------

Cash flows from investing activities:
     Net decrease (increase) in loans                                                   63       (163)      --
     Additional investment in First Professional Bank, N.A                            --         --       (3,615)
                                                                                   -------    -------    -------
     Net cash provided by (used in) investing activities                                63       (163)    (5,531)
                                                                                   -------    -------    -------

Cash flows from financing activities:
     Issuance of convertible notes, net                                               --         --        4,709
     Purchase of treasury stock                                                       (270)      --         (930)
     Proceeds from exercise of stock options                                           182         14       --
     Other                                                                              (4)        (3)        14
                                                                                   -------    -------    -------
Net cash provided by (used in) financing activities                                    (92)        11      3,793
                                                                                   -------    -------    -------

Net increase (decrease) in cash                                                        272        (71)       (71)
Cash, beginning of year                                                                 28         99        170
                                                                                   -------    -------    -------
Cash, end of year                                                                  $   300    $    28    $    99
                                                                                   =======    =======    =======

Supplemental disclosure of cash flow information cash
      paid during the year for:
          Interest                                                                 $   477    $   485    $   268
          Income taxes                                                             $     8    $  --      $     1

Note 16 - Quarterly Financial Data (Unaudited)

     The following tables set forth the Company unaudited data regarding operations for each quarter of 1996, 1995 and 1994. This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                         Quarter Ended
                                            -----------------------------------------------------------------
                                            Dec. 31,   Sept. 30,   June 30,    Mar. 31,  Dec. 31,   Sept. 30,
(in thousands, except per share data)         1996       1996        1996       1996       1995       1995
                                            --------    --------   --------    --------   -------   ---------
Interest income                             $ 4,188     $4,207     $ 4,477     $4,778     $5,227     $5,296
Interest expense                                992      1,053       1,302      1,503      1,711      1,778
Net interest income                           3,196      3,154       3,175      3,275      3,516      3,518
Provision for loan losses                      (120)       836       3,240        180      1,147        205
Gains (losses) on securities:
     Available-for-sale                         (92)        21         --         --         895        --
Other income                                    328        432         393        362        372        367
Other expenses                                3,036      3,473       6,035      3,001      3,211      2,748
Earnings (loss) before income taxes             516       (702)     (5,707)       456        425        932
Net earnings (loss)                             333       (607)     (3,726)       275        348        551
Earnings (loss) per share (as restated):
     Primary                                   0.23      (0.43)      (2.73)      0.20       0.23       0.35
     Fully diluted                             0.22      (0.43)      (2.73)      0.20       0.23       0.32

                                                                    Quarter Ended
                                            ---------------------------------------------------------------
                                            June 30,    Mar. 31,   Dec. 31,  Sept. 30,  June 30,   Mar. 31,
(in thousands, except per share data)        1995        1995        1994       1994       1994       1994
                                            --------    --------   --------  ---------  --------   --------
Interest income                             $ 5,329     $5,051      $5,074     $4,873     $4,066     $3,786
Interest expense                              1,602      1,448       1,246      1,178        911        845
Net interest income                           3,727      3,603       3,828      3,695      3,155      2,941
Provision for loan losses                       125         62          50        373        200         80
Gains (losses) on securities:
   Available-for-sale                            97         26         --         --         --           7
   Trading                                      --         --          --         --         (38)      (181)
Other income                                    369        328         390        385        377        371
Other expenses                                3,055      3,076       3,013      2,991      2,938      3,151
Earnings (loss) before income taxes           1,013        819       1,155        716        356        (93)
Net earnings (loss)                             604        503         679        430        199        (55)
Earnings (loss) per share (as restated):
   Primary                                     0.38       0.32        0.41       0.27       0.14      (0.04)
   Fully diluted                               0.35       0.30        0.37       0.26       0.14      (0.04)

     In the second quarter of 1996, the Company added $3,240,000 to the allowance for loan losses in recognition that the quality of certain loans had deteriorated and to provide protection against future potential losses. Of the $3,240,000 provision, more than $1,915,000 related to one specific loan. In addition, nonrecurring costs of approximately $2,579,000 associated with the proxy contest and management restructuring were recorded in the same quarter.

     The $1,147,000 provision for loan losses taken in the fourth quarter of 1995 was due to net charge-offs of approximately $936,000 coupled with increases in the allowance based on management's assessment of the increased risk in the loan portfolio.

     Earnings (loss) per share is based on the weighted average number of shares outstanding during each period. Full-year weighted average shares differ from quarterly weighted average shares and, therefore annual earnings (loss) per share may not equal the sum of the quarters.