Form 10-Q
period 1997-03-31
PROFESSIONAL BANCORP INC
filed 1997-05-15
CIK 700914

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED MARCH 31, 1997


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


As of May 1, 1997, 1,343,048 shares of the Registrant's $0.008 par value common stock were outstanding.


================================================================================

                          PROFESSIONAL BANCORP, INC.
                                     INDEX


                                                                                          PAGE

PART I.   FINANCIAL INFORMATION

          Item 1    Financial Statements


                    Consolidated Balance Sheets as of
                    March 31, 1997 and December 31, 1996                                  3

                    Consolidated Statements of Operations for the three months ended
                    March 31, 1997 and 1996                                               4

                    Consolidated Statements of Cash flows for the three months ended
                    March 31, 1997 and 1996                                               5

                    Notes to Consolidated Financial Statements                            6


       Item 2       Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             7


PART II.  OTHER INFORMATION

       Item 6       Exhibits and Reports on Form 8-K                                     14


SIGNATURES

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                            March 31,       December 31,
                                                                              1997             1996
                                                                          ------------    ---------------
Assets:
Cash and due from banks:
     Noninterest-bearing                                                  $ 30,695,937      $ 32,322,030
     Interest-bearing                                                          544,989           617,948
Federal funds sold                                                          14,700,000        33,400,000
                                                                          ------------      ------------
Cash and cash equivalents                                                   45,940,926        66,339,978

Securities held-to-maturity (fair value of $39,615,000
     and $41,478,000, respectively)                                         40,292,992        41,871,563
Securities available-for-sale (cost of $53,518,000 and                      52,684,570        54,467,683
     $55,225,000, respectively)
Loans, net of allowance for loan losses of $2,242,000
     and $2,253,000, respectively                                           91,733,657        90,759,161
Premises and equipment                                                       1,687,446         1,611,482
Accrued interest receivable and other assets                                 7,366,023         8,489,631
                                                                          ------------      ------------
                                                                          $239,705,614      $263,539,498
                                                                          ============      ============
Liabilities:
Deposits:
     Demand, noninterest-bearing                                          $ 81,601,442      $ 96,208,449
     Demand, interest-bearing                                               13,984,544        14,886,488
     Savings and money market                                               96,066,855        98,859,034
     Time certificates of deposit                                           25,695,850        31,322,777
                                                                          ------------      ------------
Total deposits                                                             217,348,691       241,276,748

Convertible notes                                                            4,895,375         4,869,292
Accrued interest payable and other liabilities                               3,272,633         3,351,864
                                                                          ------------      ------------
Total liabilities                                                          225,516,699       249,497,904
                                                                          ------------      ------------

Commitments and contingent liabilities

Shareholders' equity:
Common stock, $.008 par value; 12,500,000 shares
     authorized; 1,412,515 and 1,410,783  issued
     and 1,343,048 and 1,341,316 outstanding                                    11,300            11,286
Additional paid-in-capital                                                  12,501,341        12,488,001
Retained earnings                                                            2,704,136         2,514,501
Treasury stock, at cost (69,467 and 69,467 shares)                            (537,251)         (537,251)
Unrealized loss on securities available-for-sale, net of taxes                (490,611)         (434,943)
                                                                          ------------      ------------
Total shareholders' equity                                                  14,188,915        14,041,594
                                                                          ------------      ------------
                                                                          $239,705,614      $263,539,498
                                                                          ============      ============

     See notes to consolidated financial statements

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                        1997           1996
                                                     ----------      ---------
INTEREST INCOME
Loans                                                $2,262,394      $2,320,817
Securities                                            1,491,641       2,042,910
Federal funds sold and securities purchased
     under agreements to resell                         260,444         409,309
Interest-bearing deposits in other banks                  4,565           4,800
                                                     ----------       ---------
TOTAL INTEREST INCOME                                 4,019,044       4,777,836
                                                     ----------       ---------

INTEREST EXPENSE
Deposits                                                801,449       1,374,798
Convertible notes                                       119,361         119,234
Federal funds purchased and securities
     sold under agreements to repurchase                     --           8,847
                                                     -----------     ----------
Total interest expense                                  920,810       1,502,879
                                                     ----------      ----------
Net interest income                                   3,098,234       3,274,957
Provision for loan losses                                60,000         180,000
                                                     ----------      ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                    3,038,234       3,094,957
                                                     ----------     -----------

OTHER OPERATING INCOME
Available-for-sale securities transactions, net               -               -
Merchant discount                                        67,953          53,408
Mortgage banking fees                                    33,170          24,073
Service charges on deposits                             184,680         154,653
Other income                                            141,627         130,382
                                                      ---------       ---------
TOTAL OTHER OPERATING INCOME                            427,430         362,516
                                                      ---------       ---------

OTHER OPERATING EXPENSES
Salaries and employee benefits                        1,508,631       1,463,008
Occupancy                                               383,016         342,598
Furniture and equipment                                 173,935         211,019
Legal fees                                              116,169         185,033
Audit, accounting and examinations                       27,735          48,865
Professional services                                   339,223         125,999
Office supplies                                          60,028          80,104
Telephone                                                75,837          58,681
Postage                                                  34,967          34,521
Messenger service                                        30,165          26,464
Meetings and business development                        33,234          15,518
Donations                                                15,280          56,369
FDIC assessment                                           6,211             500
Other assessment                                         52,357          83,730
Imprinted checks                                         28,655          62,757
Other expense                                           258,586         206,625
                                                     ----------     -----------
TOTAL OTHER OPERATING EXPENSES                        3,144,029       3,001,791
                                                     ----------     -----------

Earnings before taxes                                   321,635         455,682
Provision for income taxes                              132,000         180,300
                                                     ----------     -----------
NET EARNINGS                                           $189,635        $275,382
                                                     ==========     ===========

EARNINGS PER SHARE
     Primary                                              $0.14           $0.20
     Fully diluted                                        $0.14           $0.20

See notes to consolidated financial statements

                      PROFESSIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           ================================
                                                                               1997                1996
                                                                           ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                            $      189,635        $    275,382
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                                                147,611             157,171
   Provision for loan losses                                                     60,000             180,000
   Amortization of convertible note expense                                      26,083              26,086
   Decrease in accrued interest receivable and other assets                   1,144,299             214,241
   Decrease in accrued interest payable and other liabilities                   (79,231)           (728,609)
   Net amortization (accretion) of premiums and discounts
      on securities held-to-maturity                                             54,841             (71,076)
   Net amortization (accretion) of premiums and discounts
      on securities available-for-sale                                           42,657            (276,221)
                                                                           ------------        ------------
 Net cash provided by (used in) operating activities                          1,585,895            (223,026)
                                                                           ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities held-to-maturity                      4,515,680           2,020,639
 Proceeds from maturities of securities available-for-sale                    1,664,097           2,937,948
 Purchases of securities held-to-maturity                                    (2,991,950)         (1,002,802)
 Net (increase) decrease in loans                                            (1,034,496)          1,031,357
 Purchases of bank premises and equipment, net                                 (223,575)            (82,218)
                                                                           ------------        ------------
  Net cash provided by investing activities                                   1,929,756           4,904,924
                                                                           ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits and savings accounts                      (18,301,130)        (14,797,611)
  Net decrease in time certificates of deposit                               (5,626,927)        (14,267,286)
  Proceeds from exercise of stock options                                        13,354             181,668
                                                                           ------------        ------------
Net cash used in financing activities                                       (23,914,703)        (28,883,229)
                                                                           ------------        ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (20,399,052)        (24,201,331)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               66,339,978          85,199,673
                                                                           ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 45,940,926        $ 60,998,342
                                                                           ============        ============
Supplemental disclosure of cash flow information -
     Cash paid during the period for:
     Interest                                                              $  1,125,741        $  1,980,104
     Income taxes                                                          $          -        $        300
Supplemental disclosure of noncash items:
     Pretax change in unrealized losses on securities
          available-for-sale                                               $    (76,359)       $   (142,583)
     Conversion of notes                                                   $          -        $      1,700
     Tax benefit on stock options exercised                                $          -        $    270,054

                See notes to consolidated financial statements

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

     The unaudited financial statements included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Registrant, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Registrant believes that the disclosures are adequate to make the information presented not misleading.

     It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on control. Under this approach, after a transfer of financial assets, the Company will recognize the financial and servicing assets it controls and the liabilities incurred, and derecognize financial assets when control has been surrendered and liabilities have been extinguished. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In December of 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125" ("SFAS No. 127"). SFAS No. 127 defers for one year the effective date of certain provisions. The adoption of SFAS No. 125 has not had a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     Professional Bancorp, Inc. (the "Bancorp"), holding company for First Professional Bank, N.A. (the "Bank"), recorded net earnings of $190,000 or $0.14 per share for the first quarter of 1997, compared with net earnings of $275,000 or $0.20 per share for the first quarter of 1996. At March 31, 1997, the Bancorp and Bank (the "Company") had consolidated assets totaling $239,706,000, compared with $263,539,000 at December 31, 1996.

     The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.


                                     March 31, 1997       December 31, 1996
                                  --------------------  ---------------------
(dollars in thousands)             Amount   % of Total   Amount    % of Total
                                  --------  ----------  --------   ----------
Commercial                        $ 77,205      82.0%   $ 73,577       79.0%
Real estate secured commercial       8,150       8.7      10,079       10.8
                                  --------  --------    --------   --------
     Subtotal                       85,355      90.7      83,656       89.8
Equity lines of credit               5,537       5.9       6,202        6.7
Other lines of credit                1,757       1.9       1,832        2.0
Installment                          1,403       1.4       1,375        1.5
Lease financing                         54       0.1          68         -
                                  --------  --------    --------   --------
     Gross loans                    94,106     100.0%     93,133      100.0%
                                  --------              --------
Less:
     Allowance for loan losses       2,242                 2,253
     Deferred loan fees, net           130                   121
                                  --------              --------
     Net loans                    $ 91,734               $90,759
                                  --------              --------


     In accordance with management's credit administration and regulatory policy, loans are placed on nonaccrual status when collection of principal or interest is questionable. Generally, this means that loans are placed on nonaccrual status when interest is 90 days or more past due, unless the loan is well secured and in the process of collection or in the process of renewal. Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due where loan quality is not impaired, but rather the renewal in process is pending receipt of the borrower's updated financial information.

     The following table sets forth information about nonperforming assets (which include nonaccrual loans, other real estate and other repossessed assets), accruing loans 90 days or more past due, and certain ratios.

                                               March 31,     December 31,
        (dollars in thousands)                   1997            1996
                                               ---------     ------------
        Nonperforming loans                    $   1,220     $      1,521
        Other real estate owned (OREO)                -                -
        Other repossessed assets                     272              272
                                               ---------     ------------
          Total nonperforming assets           $   1,492     $      1,793
                                               =========     ============
        Accruing loans 90 days or more
         past due                              $     361     $        507
                                               =========     ============
        Nonperforming loans to total
         loans                                      1.30%            1.63%
        Nonperforming assets
          to total loans                            1.59             1.93
          to total loans, OREO and
           repossessed assets                       1.58             1.92
          to total assets                           0.62             0.68

     The total accrued interest on loans 90 days or more past due and still accruing was approximately $13,000 at March 31, 1997, and $19,000 at December 31, 1996.

     The Company maintains the allowance for loan losses at a level considered adequate by management to provide for potential loan losses. While the Company's policy is to charge-off in the current period those loans for which a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans. The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity during the first quarter of 1997 and fourth quarter of 1996.

                                                        Three Months Ended
                                                     -------------------------
                                                     March 31,    December 31,
         (dollars in thousands)                        1997          1996
                                                     ---------    ------------
         Balance at beginning of period              $   2,253    $      2,034
         Provision for loan losses                          60            (120)

         Charge-offs                                       147              -
         Recoveries                                        (76)           (339)
                                                     ---------    ------------
           Net charge-offs                                  71            (339)
                                                     ---------    ------------
         Balance at end of period                    $   2,242    $      2,253
                                                     =========    ============

         Loans outstanding at end of period          $  94,106    $     93,133
         Average loans outstanding                      92,263          91,148

         Net charge-offs to average loans                 0.31%          -1.48%
         Allowance for loan losses:
           to total loans                                 2.38            2.42
           to nonperforming loans(1)                    183.77          148.13
           to nonperforming assets(1)                   150.27          125.66

(1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.

     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement on a timely basis. Impairment of a loan is measured by the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Impairment is recognized by the establishment of a valuation allowance equal to the excess of the recorded investment in the loan over its measured value.

     The Company had $1,355,000 in impaired loans as of March 31, 1997. The carrying value of impaired loans for which there is a related allowance for loan losses was $558,000, with the amount of specific allowance for loan losses allocated to these loans of $314,000. There were $797,000 in impaired loans for which there were general reserves allocated consistent with the Company's allowance for loan losses methodology. The average recorded investment in impaired loans during the first quarter of 1997 was approximately $1,625,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $12,000. Nonaccrual loans at March 31, 1997, included $907,000 of impaired loans.

     The Company had $1,894,000 in impaired loans as of December 31, 1996. The carrying value of impaired loans for which there is a related allowance for loan losses was $700,000, with the amount of specific allowance for loan losses allocated to these loans of $379,000. There were $1,194,000 in impaired loans for which there were general reserves allocated consistent with the Company's allowance for loan losses methodology. The average recorded investment in impaired loans during 1996 was approximately $4,161,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $53,000. Nonaccrual loans at December 31, 1996, included $1,521,000 of impaired loans.

     At March 31, 1997, the Company had troubled debt restructurings totaling $736,000, of which $453,000 was on nonaccrual. The remaining $283,000 was performing according to the renegotiated terms. The gross interest income that would have been recorded in the first quarter of 1997 on troubled debt restructurings if the loans had been current in accordance with the original terms totaled $18,000, which includes $10,000 on the restructured loans on nonaccrual. The amount of interest income actually recognized in the first quarter of 1997 on those loans totaled $8,000. At March 31, 1997, there were no additional loan commitments outstanding to borrowers of troubled debt restructurings.

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

     Deposits were $217,349,000 at March 31, 1997, a decrease of approximately $23,928,000 or 9.9% from $241,277,000 at December 31, 1996. However, on a quarterly average basis, deposits for the first quarter of 1997 were approximately $215,502,000, a decrease of 4.7% from $226,216,000 for the fourth quarter of 1996. The Company's deposit base has historically declined during the first quarter of a year as the Company's target market makes significant tax payments and bonus distributions to shareholders and employees during this period.


Capital

     The Office of the Comptroller of the Currency (the "OCC"), the primary regulator of the Bank, has established minimum leverage ratio guidelines for national banks. These guidelines provide for a minimum Tier 1 capital leverage ratio (Tier 1 capital to adjusted total assets less goodwill) of 3.0% for national banks that meet certain specified criteria, including having the highest regulatory rating. All other national banks will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0% plus an additional cushion of 100 to 200 basis points. The OCC has not advised the Bank of any specific minimum Tier 1 capital leverage ratio applicable to it.

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

     Risk-based capital standards were implemented on December 31, 1992 Since December 31, 1992, banking organizations are expected to meet a minimum ratio for qualifying total capital to risk-weighted assets of 8.0%, 4.0% of which must be Tier 1 capital. A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and risk-weighted off-balance sheet items.

     The Federal Deposit Insurance Act of 1991 contains "prompt correction action" provisions pursuant to which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well-capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." At March 31, 1997, the Company's and Bank's regulatory capital exceeded the thresholds necessary to be considered "well-capitalized."

     The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of March 31, 1997.


                                                                       To Be Well
                                                                    Capitalized Under
                                                For Capital         Prompt Corrective
                             Actual          Adequacy Purposes      Action Provisions
                      -------------------- -------------------- ------------------------
(dollars in thousands)  Amount    Ratio      Amount     Ratio      Amount         Ratio
                        ------    -----      ------     -----      ------         -----
COMPANY
Leverage 1             $14,680      6.15%   $  9,546     4.00%    $  11,933        5.00%
Tier 1 Risk-Based       14,680     11.67       5,032     4.00         7,548        6.00
Total Risk-Based        21,867     17.38      10,064     8.00        12,580       10.00

BANK
Leverage               $19,611      8.25%   $  9,505     4.00%    $  11,881        5.00%
Tier 1 Risk-Based       19,611     15.70       4,998     4.00         7,497        6.00
Total Risk-Based        21,181     16.95       9,995     8.00        12,494       10.00


1 The minimum required by the FRB is 3%; for all but the most highly-rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.


     Although the Company and the Bank at March 31, 1997, were considered "well-capitalized" and exceeded all applicable minimum capital requirements, the capital requirements of the federal banking regulators could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth.


Liquidity

     The Company's primary sources of liquidity are federal funds sold to other banks and the investment securities portfolio. The Company averaged $20,182,000 in federal funds sold during the first quarter of 1997 and sold $14,700,000 on March 31, 1997. In addition, securities in the available-for-sale portfolio can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs primarily as collateral for reverse repurchase agreements. Securities available-for-sale and securities held-to-maturity at March 31, 1997, were $52,685,000 and $40,293,000, respectively.

     The Bancorp's primary source of liquidity is dividends from the Bank. Dividends from the Bank to the Bancorp are subject to certain regulatory restrictions. Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed its net earnings, as defined, for that year combined with its retained net earnings for the proceeding two years. The Bancorp's annual operating expenses and interest obligations with respect to its convertible notes are approximately $750,000.

RESULTS OF OPERATIONS

     The Company reported net earnings of $190,000 for the first quarter of 1997, compared with $275,000 for the first quarter of 1996. Primary and fully diluted earnings per share for the first quarter of 1997 were $0.14 , compared with $0.20 for the same period in 1996. Return on average equity for the first quarter of 1997 and 1996, were 5.44% and 6.26%, respectively. Additionally, return on average assets for the first quarter of 1997 and 1996, were 0.32% and 0.38%, respectively.


Net Interest Income

     The Company's earnings depend primarily on net interest income, which is the difference between the interest earned on loans and investments less the interest paid on deposits, borrowings and convertible notes. For the quarter ended March 31, 1997, net interest income decreased $177,000 to $3,098,000, when compared with $3,275,000 for the quarter ended March 31, 1996. The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years indicated. The changes due to rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts.


                                                      Three Months Ended,
                                                      -------------------
                                                    March 31, 1997 and 1996
                                                    -----------------------
(dollars in thousands)                               Volume   Rate   Total
                                                     ------   ----   -----
Increase (decrease) in interest income:
     Securities                                     $(519)  $ (32)  $(551)
     Loans                                           (224)    165     (59)
     Federal funds sold                              (137)    (12)   (149)
     Interest-bearing deposits - banks                 (3)      3      -
                                                    -----   -----   -----
                                                     (883)    124    (759)
                                                    -----   -----   -----

Increase (decrease) in interest expense:
     Interest-bearing demand deposits                   -       1       1
     Savings and money market deposits                (59)     12     (47)
     Time deposits                                   (471)    (56)   (527)
     Convertible notes                                  3      (3)     -
     Repurchase agreements                             (4)     (5)     (9)
                                                    -----   -----   -----
                                                     (531)    (51)   (582)
                                                    -----   -----   -----
Increase (decrease) in net interest income          $(352)  $ 175   $(177)
                                                    =====   =====   =====

     Interest income represents interest earned on loans, investment securities and federal funds sold. For the quarter ended March 31, 1997, interest income decreased $759,000 to $4,019,000 from $4,778,000 for the first quarter of 1996. The decrease was primarily due to decreases in average investment securities and loans during the first quarter of 1997 of $33,320,000 and $9,434,000, respectively, from the first quarter of 1996.

     The change in the volume of earning assets decreased interest income $883,000. This decrease was slightly offset by an increase in the yield on earning assets to 7.81% for the first quarter of 1997, as compared with 7.33% for the same period in 1996. The yield increase of 0.48% provided an additional $124,000 in interest income.

     Interest expense represents interest paid on deposits, borrowings and convertible notes. For the first quarter of 1997, interest expense decreased to $921,000, as compared with $1,503,000 for the first quarter of 1996. Of the $582,000 decrease in interest expense, approximately $530,000 resulted from the decrease in average interest-bearing deposits. The decrease in deposits was concentrated in time deposits and was mainly due to one client who transferred its cash management activities to the corporate headquarters in 1996. As time deposits are a higher cost source of funds, the decrease in deposits reduced the overall cost of average interest-bearing liabilities to 2.62% for the first quarter of 1997, from 3.08% for the first quarter of 1996. The decline in the average cost of funds of 0.46% reduced interest expense by $51,000.


Other Income

     Other operating income totaled $427,000 for the first three months of 1997, compared with $363,000 for the first three months of 1996. Service charges on deposits increased $30,000 to $185,000 for the first quarter of 1997. The Company also recorded increased merchant card servicing fees of $68,000 when compared with $53,000 for the first quarter of 1996. Mortgage banking fees increased $9,000 to $33,000 for the first quarter of 1997, when compared to $24,000 for the first quarter of 1996.


Noninterest Expense

     Noninterest expense for the first three months of 1997 increased $142,000 to $3,144,000 from $3,002,000 for the first quarter of 1996.

     Salaries and other employee benefits increased approximately $46,000 to $1,509,000 for the first three months of 1997. The number of full-time equivalent employees at March 31, 1997, was 111, compared to 109 full-time equivalent employees at March 31, 1996. Occupancy expense was $383,000 for the first quarter of 1997, an increase of $40,000 from the same period in 1996. The occupancy expense increase was due primarily to tenant costs of $32,000 incurred during previous periods but recognized during the first quarter of 1997.

     Legal fees decreased $69,000 to $116,000 for the first quarter of 1997 from $185,000 for the first quarter of 1996, as a result of lower costs associated with loan collection efforts and reduced corporate legal expenses. Other professional services increased $176,000 to $253,000 for the first quarter of 1997, compared with $77,000 for the comparable period in 1996, as the Company continues to utilize the services of outside professionals to augment staffing and support strategic initiatives.

     Meetings and business development expenses increased $18,000 to $33,000 for the first quarter of 1997, as compared with $15,000 for the first quarter of 1996. The increase is due to increased marketing efforts of the Company.


     The management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have material effect on the liquidity, capital resources or operations of the Company.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11   Statement regarding computation of per share earnings


          (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES



Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:  May 12, 1997          PROFESSIONAL BANCORP, INC.
                             --------------------------
                             (Registrant)



                             /s/ CHRIS CHAN
                             --------------------------
                             Chris Chan
                             Chief Financial Officer