Form 10-Q
period 1997-06-30
PROFESSIONAL BANCORP INC
filed 1997-08-08
CIK 700914

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1997


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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]        NO [_]


As of July 31, 1997, 1,343,048 shares of the Registrant's $0.008 par value common stock were outstanding.


================================================================================

                          PROFESSIONAL BANCORP, INC.
                                     INDEX

                                                                                         PAGE
                                                                                         ----

PART I.    FINANCIAL INFORMATION

           Item 1      Financial Statements

                      Consolidated Balance Sheets as of
                      June 30, 1997 and December 31, 1996                                 3

                      Consolidated Statements of Operations for the three months
                      and six months ended June 30, 1997 and 1996                         4

                      Consolidated Statements of Cash flows for the six months
                      ended June 30, 1997 and 1996                                        5

                      Notes to Consolidated Financial Statements                          6

           Item 2     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                           7

PART II.   OTHER INFORMATION
           Item 4     Submission of Matters to a Vote of Security Holders                20

           Item 6     Exhibits and Reports on Form 8-K                                   20

SIGNATURES

                        PART 1 - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                    June 30,       December 31,
                                                                      1997             1996
                                                                  ------------     ------------
ASSETS
Cash and due from banks
  Noninterest-bearing                                             $ 20,968,614     $ 32,322,030
  Interest-bearing                                                     505,797          617,948
Federal funds sold                                                  15,000,000       33,400,000
                                                                  ------------     ------------
Cash and cash equivalents                                           36,474,411       66,339,978

Securities held-to-maturity (fair value of $38,587,000
  and $41,478,000, respectively)                                    38,866,871       41,871,563
Securities available-for-sale (costs of $57,504,000 and
  $55,225,000, respectively)                                        56,675,746       54,467,683
Loans, net of allowance for loan losses of $2,289,000
  and $2,253,000, respectively)                                     93,883,659       90,759,161
Premises and equipment                                               1,547,297        1,611,482
Accrued interest receivable and other assets                         6,734,586        9,237,339
                                                                  ------------     ------------
                                                                  $234,182,570     $264,287,206
                                                                  ============     ============



LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
Deposits
  Demand, noninterest-bearing                                     $ 86,149,844     $ 96,208,449
  Demand, interest-bearing                                          11,944,541       14,886,488
  Savings and money market                                          87,607,323       98,859,034
  Time deposits                                                     25,175,877       31,322,777
                                                                  ------------     ------------
Total deposits                                                     210,877,585      241,276,748

Convertible notes                                                    5,617,000        5,617,000
Accrued interest payable and other liabilities                       3,183,919        3,351,864
                                                                  ------------     ------------
Total liabilities                                                  219,678,504      250,245,612
                                                                  ------------     ------------


Commitments and contingent liabilities

Shareholders' equity
Common stock, $.008 par value; 12,500,000 shares
  authorized; 1,412,515 and 1,410,783 issued
  and 1,343,048 and 1,341,316 outstanding                               11,300           11,286
Additional paid-in-capital                                          12,501,341       12,488,001
Retained earnings                                                    3,015,811        2,514,501
Treasury stock, at cost (69,467 and 69,467 shares)                    (537,251)        (537,251)
Unrealized loss on securities available-for-sale, net of taxes        (487,135)        (434,943)
                                                                  ------------     ------------
Total shareholders' equity                                          14,504,066       14,041,594
                                                                  ------------     ------------
                                                                  $234,182,570     $264,287,206
                                                                  ============     ============

                See notes to consolidated financial statements

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                        June 30,
                                                           ---------------------------     ---------------------------
                                                              1997            1996            1997            1996
                                                           -----------     -----------     -----------     -----------
INTEREST INCOME
Loans                                                      $ 2,423,760     $ 2,234,426     $ 4,686,154     $ 4,555,243
Securities                                                   1,509,188       2,005,287       3,000,829       4,048,197
Federal funds sold and securities purchased
  under agreements to resell                                   201,649         229,234         462,093         638,543
Interest-bearing deposits in other banks                        13,138           7,800          17,703          12,600
                                                           -----------     -----------     -----------     -----------
TOTAL INTEREST INCOME                                        4,147,735       4,476,747       8,166,779       9,254,583
                                                           -----------     -----------     -----------     -----------
INTEREST EXPENSE
Deposits                                                       761,044       1,127,378       1,562,493       2,502,176
Convertible notes                                              119,361         119,149         238,722         238,383
Federal funds purchsed and securities
  sold under agreements to repurchase                           15,807          55,080          15,807          63,927
                                                           -----------     -----------     -----------     -----------
TOTAL INTEREST EXPENSE                                         896,212       1,301,607       1,817,022       2,804,486
                                                           -----------     -----------     -----------     -----------
NET INTEREST INCOME                                          3,251,523       3,175,140       6,349,757       6,450,097
Provision for loan losses                                       60,000       3,240,000         120,000       3,420,000
                                                           -----------     -----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                             3,191,523         (64,860)      6,229,757       3,030,097
                                                           -----------     -----------     -----------     -----------
OTHER OPERATING INCOME
Available-for-sale securities transactions, net                      -               -               -               -
Merchant discount                                               72,253          58,512         140,206         111,920
Mortgage banking fees                                           38,076          37,344          71,246          61,417
Service charges on deposits                                    215,414         151,042         400,094         305,695
Other income                                                   215,813         146,015         357,440         276,397
                                                           -----------     -----------     -----------     -----------
TOTAL OTHER OPERATING INCOME                                   541,556         392,913         968,986         755,429
                                                           -----------     -----------     -----------     -----------
OTHER OPERATING EXPENSES
Salaries and employee benefits                               1,393,068       1,541,195       2,901,699       3,004,203
Occupancy                                                      377,322         348,268         760,338         690,866
Furniture and equipment                                        226,642         217,240         437,122         428,259
Meetings and business development                               62,444          53,461          95,678          68,979
Donations                                                       27,309          29,160          42,589          85,529
Other promotion                                                100,191          79,750         172,444         147,304
Legal fees                                                     142,692       1,814,330         258,861       1,999,363
Audit, accounting and examinations                              30,790          63,630          58,525         112,495
Professional services                                          420,248         311,082         759,471         437,081
Office supplies                                                 53,522          81,053         113,550         161,157
Telephone                                                       70,256          59,914         146,093         118,595
Postage                                                         42,881          40,177          77,848          74,698
Messenger service                                               17,115          60,343          47,280          86,807
FDIC assessment                                                  8,289             500          14,500           1,000
Other assessments                                               64,377          78,640         116,734         162,370
Imprinted checks                                                28,118          25,899          56,773          88,656
Settlement costs                                                     -       1,006,000               -       1,006,000
Other expense                                                  136,840         224,137         286,628         363,208
                                                           -----------     -----------     -----------     -----------
TOTAL OTHER OPERATING EXPENSES                               3,202,104       6,034,779       6,346,133       9,036,570
                                                           -----------     -----------     -----------     -----------
Earnings (loss) before taxes                                   530,975      (5,706,726)        852,610      (5,251,044)
Provision (benefit) for income taxes                           219,300      (1,981,000)        351,300      (1,800,700)
                                                           -----------     -----------     -----------     -----------
NET EARNINGS (LOSS)                                        $  311,675      $(3,725,726)    $   501,310     $(3,450,344)
                                                           ===========     ===========     ===========     ===========
EARNINGS (LOSS) PER SHARE
  Primary                                                  $     0.21      $     (2.73)    $      0.35     $     (2.57)
  Fully diluted                                            $     0.21      $     (2.73)    $      0.35     $     (2.57)

                See notes to consolidated financial statements

                      PROFESSIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended June 30,
                                                                              1997          1996
                                                                         ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                     $   501,310     $ (3,450,344)
 Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                                             290,527          321,538
   Provision for loan losses                                                 120,000        3,420,000
   Amortization of convertible note expense                                   52,166           52,169
   Decrease (increase) in accrued interest receivable and other assets     2,468,847       (1,735,856)
   Increase (decrease) in interest payable and other liabilities            (167,945)       1,559,765
   Net amortization (accretion) of premiums and discounts
    on securities held-to-maturity                                           118,736          181,362
   Net amortization (accretion) of premiums and discounts
    on securities available-for-sale                                         115,587          (69,459)
                                                                        ------------    -------------
   Net cash provided by operating activities                               3,499,228          279,175
                                                                        ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities held-to-maturity                   5,877,906        4,091,309
 Proceeds from maturities of securities available-for-sale                 3,643,320        6,248,854
 Purchases of securities held-to-maturity                                 (2,991,950)      (1,014,004)
 Purchases of securities available-for-sale                               (6,037,422)      (9,825,000)
 Net (increase) decrease in loans                                         (3,244,498)       2,175,420
 Purchases of bank premises and equipment, net                              (226,342)        (252,601)
                                                                       -------------     ------------
 Net cash provided (used) by investing activities                         (2,978,986)       1,423,978
                                                                       -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in demand deposits and savings accounts                    (24,252,263)     (13,239,797)
 Net decrease in time deposits                                            (6,146,900)     (53,041,759)
 Net increase in securities sold under agreements to repurchase                    -       16,840,000
 Dividend in lieu of fractional shares                                             -           (3,664)
 Proceeds from exercise of stock options                                      13,354          181,745
                                                                       -------------     ------------
Net cash used in financing activities                                    (30,385,809)     (49,263,475)
                                                                       -------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (29,865,567)     (47,560,322)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            66,339,978       85,199,673
                                                                       -------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  36,474,411     $ 37,639,351
                                                                       =============     ============

Supplemental disclosure of cash flow information -
  Cash paid during the period for:
  Interest                                                             $   1,986,400     $  3,037,445
  Income taxes                                                         $     230,108     $        300

Supplemental disclosure of noncash items:
  Pretax change in unrealized losses on securities
     available-for-sale                                                $     (70,452)    $   (836,856)
  Conversion of notes                                                  $           -     $      1,700
  Tax benefit on stock options exercised                               $           -     $    270,054

                See notes to consolidated financial statements

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

         The unaudited consolidated financial statements included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Registrant, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Registrant believes that the disclosures are adequate to make the information presented not misleading.

         Management recommends that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which is effective for periods ending after December 15, 1997. The Company excepts to adopt SFAS No. 128 in the fourth quarter of 1997. SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of outstanding stock options, warrants and convertible securities. The impact on the Company upon adopting SFAS No. 128 is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

           Professional Bancorp, Inc. (the "Bancorp"), holding company for First Professional Bank, N.A. (the "Bank"), recorded net earnings of $312,000 or $0.21 per share for the second quarter of 1997, compared with a net loss of $3,726,000 or $2.73 per share for the second quarter of 1996. For the six months ended June 30, 1997, the Bancorp and Bank (the "Company") had net earnings of $501,000 or $0.35 per share. This compares with a net loss of $3,450,000 or $2.57 per share for the first six months of 1996. At June 30, 1997, the Company had consolidated assets totaling $234,183,000, compared with $264,287,000 at December 31, 1996.


LOANS

           The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.

                                         June 30, 1997        December 31, 1996
                                      -------------------     ------------------
                                                    %                      %
(dollars in thousands)                Amount     of Total     Amount    of Total
                                      -------    --------     -------   --------
Commercial                            $78,289     81.2%       $73,577    79.0%
Real estate secured commercial          9,045      9.4         10,079    10.8
                                      -------    -----        -------   -----
                                       87,334     90.6         83,656    89.8
Equity lines of credit                  5,993      6.2          6,202     6.7
Other lines of credit                   1,795      1.9          1,832     2.0
Installment                             1,218      1.3          1,375     1.5
Lease financing                            42       -              68      -
                                      -------    -----        -------   -----
    Gross loans                        96,382    100.0%        93,133   100.0%
                                      -------                 -------
Less:
  Allowance for loan losses             2,289                   2,253
  Deferred loan fees, net                 209                     121
                                      -------                 -------
    Net loans                         $93,884                 $90,759
                                      =======                 =======

           In accordance with Management's credit administration and regulatory policy, loans are placed on nonaccrual status when the collection of principal or interest is questionable. Generally, this means that loans are placed on nonaccrual status when interest is 90 days or more past due, unless the loan is well secured and in the process of collection or in the process of renewal. Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due where loan quality is not impaired, but rather the renewal in process is pending receipt of the borrower's updated financial information.

           Credit administrative policies discourage the usage of "short-term" extensions while awaiting receipt of updated financial packages from borrowers. The policy is aimed at facilitating timely credit renewals. However, as a result of this policy, aggregate "past due" volumes will not necessarily be correlative to asset quality measurement.

           The following table sets forth information about nonperforming assets (which include nonaccrual loans, other real estate owned and other repossessed assets), accruing loans 90 days or more past due, and certain ratios.

                                                June 30,       December 31,
(dollars in thousands)                            1997            1996
                                                --------       ------------
Nonperforming loans                             $  1,116         $  1,521
Other real estate owned (OREO)                         -                -
Other repossessed assets                             272              272
                                                --------         --------
  Total nonperforming assets                    $  1,388         $  1,793
                                                ========         ========

Accruing loans 90 days or more past due         $  1,058         $    507
                                                ========         ========

Nonperforming loans to total loans                  1.16%            1.63%

Nonperforming assets
  to total loans                                    1.44%            1.93%
  to total loans, OREO and repossessed
    assets                                          1.44%            1.92%
  to total assets                                   0.59%            0.68%

           The total accrued interest on loans 90 days or more past due and still accruing was approximately $42,000 at June 30, 1997, and $19,000 at December 31, 1996. Of the $1,058,000 in accruing loans over 90 days or more past due and still accruing, $864,000 represents loans where the renewal was in process, credit quality was not impaired or risk rated below pass. As a result of the Company's practice to prohibit "short-term" extensions, these loans are carried as "past due" to ensure proper administrative controls.

           The Company maintains the allowance for loan losses at a level considered adequate by Management to provide for potential loan losses. While the Company's policy is to charge-off in the current period those loans for which a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans. Reasonable estimates of these future amounts are calculated in the allowance methodology.

           The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity during the six months ended June 30, 1997, and December 31, 1996:

                                                               Six Months Ended
                                               -----------------------------------------------
                                                 June 30,        December 31,        June 30
                                                   1997              1996              1996
(dollars in thousands)                         ------------    ----------------    -----------
Balance at beginning of period                   $ 2,253           $ 4,484          $  1,070
Provision for loan losses                            120               716             3,420
                                                 -------           -------          --------
                                                   2,373             5,200             4,490
                                                 -------           -------          --------
Loan charge-offs                                     195             3,312                41
Recoveries on loans previously charged-off          (111)             (365)              (35)
                                                 -------           -------          --------
 Net charge-offs                                      84             2,947                 6
                                                 -------           -------          --------
Balance at end of period                         $ 2,289           $ 2,253          $  4,484
                                                 =======           =======          ========

Loans outstanding at end of period               $96,382           $93,133          $ 97,905
Average loans outstanding during period           94,304            92,818           101,524

Net charge-offs to average loans outstanding        0.18%             6.30%             0.01%
Allowance for loan losses:
  to total loans                                    2.37              2.42              4.58
  to nonperforming loans(1)                       205.11            148.13             68.59
  to nonperforming assets(1)                      164.91            125.66             67.78

(1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.


           Management considers a loan to be impaired when, based upon available information and current events, it believes that it is probable the Company will be unable to collect all amounts due on a timely basis in accordance with the contractual terms of the loan agreement. Impairment of a loan is measured by the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Impairment is recognized by the establishment of a valuation allowance equal to the excess of the Company's recorded investment in the loan over its measured value.

           The Company had $1,233,000 in impaired loans as of June 30, 1997. The carrying value of impaired loans for which there is a related allowance for loan losses was $517,000, with the amount of specific allowance for loan losses allocated to these loans of $304,000. There were $716,000 in impaired loans for which there were general reserves allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the first six months of 1997 was approximately $1,494,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $28,000. Nonaccrual loans at June 30, 1997, included $804,000 of the impaired loans.

           The Company had $1,894,000 in impaired loans as of December 31, 1996. The carrying value of impaired loans for which there is a related allowance for loan losses was $700,000, with the amount of specific allowance for loan losses allocated to these loans of $379,000. There were $1,194,000 in impaired loans for which there were general reserves allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during 1996 was approximately $4,161,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $53,000. Nonaccrual loans at December 31, 1996, included $1,521,000 of the impaired loans.

           At June 30, 1997, the Company had troubled debt restructurings totaling $679,000, of which $313,000 was on nonaccrual. A troubled debt restructuring is a restructuring in which the Company, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. The restructuring of a loan is primarily the modification of the loan terms. The remaining $366,000 was performing according to the renegotiated terms. The gross interest income that would have been recorded in the first six months of 1997 on troubled debt restructurings if the loans had been current in accordance with the original terms totaled $35,000, which includes $19,000 on the restructured loans on nonaccrual. The amount of interest income actually recognized in the first six months of 1997 on those loans totaled $17,000. At June 30, 1997, there were no additional loan commitments outstanding to borrowers of troubled debt restructurings.

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


INVESTMENT SECURITIES

           The following table sets forth the amortized cost and fair value of securities available-for-sale as of June 30, 1997 and December 31, 1996:

                                                        June 30, 1997
                                         ---------------------------------------------
                                                       Gross      Gross
                                         Amortized  Unrealized  Unrealized     Fair
(dollars in thousands)                      Cost       Gain       (Loss)       Value
                                         ---------  ----------  ----------  ----------

U.S. Government securities                $ 4,025      $ 8        $   -       $ 4,033
U.S. Government agency
  mortgage-backed scurities                33,563       28         (492)       33,099
U.S. Government agency securities           2,000        1            -         2,001
Small Business Adminstration securities     1,573        2            -         1,575
Collateralized mortgage obligations        16,343        -         (375)       15,968
                                          -------      ---        -----       -------
     Total                                $57,504      $39        $(867)      $56,676
                                          =======      ===        =====       =======
                                                      December 31, 1996
                                         ---------------------------------------------
                                                       Gross      Gross
                                         Amortized  Unrealized  Unrealized     Fair
(dollars in thousands)                      Cost       Gain       (Loss)       Value
                                         ---------  ----------  ----------  ----------

U.S. Government securities                $     -      $ -        $   -       $     -
U.S. Government agency
  mortgage-backed scurities                36,230       96         (540)       35,786
Small Business Adminstration securities     1,752        -          (10)        1,742
Collateralized mortgage obligations        17,243        -         (303)       16,940
                                          -------      ---        -----       -------
     Total                                $55,225      $96        $(853)      $54,468
                                          =======      ===        =====       =======

           The amortized cost and fair value of securities held-to-maturity as of June 30, 1997, and December 31, 1996 are as follows:

                                                                             June 30, 1997
                                                    ----------------------------------------------------------------
                                                                         Gross            Gross
                                                     Amortized        Unrealized       Unrealized            Fair
                                                        Cost             Gain            (Loss)              Value
(dollars in thousands)                              -----------       ----------       ----------          ---------
U.S. Government securities                              $ 3,059             $ 22            $ (36)           $ 3,045
U.S. Government agency
 mortgage-backed securities                              32,369              106             (330)            32,145
U.S. Government agency securities                         3,000                -              (42)             2,958
Federal Reserve Bank stock                                  439                -                -                439
                                                        -------             ----            -----            -------
    Total                                               $38,867             $128            $(408)           $38,587
                                                        =======             ====            =====            =======
                                                                             December 31, 1996
                                                    ----------------------------------------------------------------
                                                                         Gross            Gross
                                                      Amortized        Unrealized       Unrealized            Fair
                                                         Cost             Gain            (Loss)              Value
(dollars in thousands)                               -----------       ----------       ----------          ---------
U.S. Government securities                              $ 3,064                -            $   -            $ 3,064
U.S. Government agency
 mortgage-backed securities                              35,119               50             (401)            34,768
U.S. Government agency securities                         3,250                -              (43)             3,207
Federal Reserve Bank stock                                  439                -                -                439
                                                        -------             ----            -----            -------
                                                        $41,872             $ 50            $(444)           $41,478
                                                        =======             ====            =====            =======


           There were no sales of securities available-for-sale during the three and six months ended June 30, 1997 and 1996.

DEPOSITS

           Total deposits at June 30, 1997, were $210,878,000, a decrease of $30,399,000 or 12.6% from $241,277,000 at December 31, 1996. The Company attracts deposits primarily from individuals and businesses related to the health care services industry, as well as other professionals and professional service firms. The Company has no brokered deposits and the Company's practice is to not purchase brokered deposits.

           The following table sets forth the amount of deposits by category and the percentage of each category to total deposits as of June 30, 1997 and December 31, 1996:

                                                      June 30, 1997              December 31, 1996
                                                  ----------------------       -----------------------
(dollars in thousands)                              Amount    % of Total         Amount     % of Total
                                                  ---------   ----------       ----------   ----------

Demand, noninterest-bearing                       $  86,150        40.8%         $ 96,208      39.9%
Demand, interest-bearing                             11,945         5.7            14,887       6.2
Savings Deposits                                     13,810         6.5            12,335       5.1
Money market deposits                                73,797        35.0            86,524      35.8
Time deposits under $100,000                          9,036         4.3             9,187       3.8
Time deposits of $100,000 and over                   16,140         7.7            22,136       9.2
                                                  ---------       -----          --------    ------
                                                  $ 210,878       100.0%         $241,277     100.0%
                                                  =========       =====          ========    ======

           Historically, deposit levels increase substantially at year-end as clients increase cash reserves required for first and second quarter tax payments and bonuses. In addition, increasing competition for operating cash deposits comes from broker dealer products and accounts. In order to minimize the effects of such "disintermediation" from the Company to such accounts, the Company is currently scheduled to offer to clientele such accounts by the end of 1997.


CAPITAL

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

           The Federal Reserve Bank, as Bancorp's primary regulator, has similarly established minimum leverage ratio guidelines for bank holding companies. These guidelines also provide for a minimum Tier 1 leverage ratio of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0% plus an additional cushion of 100 to 200 basis points. The Federal Reserve Bank has not advised the Bancorp of any specific minimum Tier 1 capital leverage ratio applicable to it.

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

           The Federal Deposit Insurance Act of 1991 contains "prompt correction action" provisions pursuant to which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well-capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes

"significantly undercapitalized" or "critically undercapitalized." At June 30, 1997, the Company and Bank's regulatory capital exceeded the thresholds necessary to be considered "well-capitalized."

           The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of June 30, 1997.

                                                                      To Be Well
                                                                   Capitalized Under
                                                  For Capital      Prompt Corrective
                               Actual          Adequacy Purposes   Action Provisions
                          -----------------    -----------------   -----------------
(dollars in thousands)     Amount    Ratio      Amount    Ratio     Amount    Ratio
                          -------- --------    -------- --------   -------- --------
COMPANY

Leverage                  $14,991     6.31%    $9,497      4.00%   $11,872     5.00%
Tier 1 Risk-Based          14,991    12.03      4,985      4.00      7,478     6.00
Total Risk-Based           22,175    17.79      9,971      8.00     12,464    10.00

BANK
Leverage                  $16,700     8.33%    $9,456      4.00%   $11,820     5.00%
Tier 1 Risk-Based          16,700    15.91      4,952      4.00      7,428     6.00
Total Risk-Based           21,256    17.17      9,904      8.00     12,379    10.00

(1) The minimum required by the FRB is 3%; for all but the most highly rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.


           The Company and the Bank at June 30, 1997, were considered "well-capitalized" and exceeded all applicable minimum capital requirements. Capital requirements of the federal banking regulators, however, could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth.


LIQUIDITY

           The Bancorp's primary source of liquidity is dividends from the Bank. Dividends from the Bank to the Bancorp are subject to certain regulatory restrictions. Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed its net earnings, as defined, for that year combined with its retained net earnings for the proceeding two years. The Bancorp's annual operating expenses and interest obligations with respect to its convertible notes are approximately $750,000.
On April 30, 1997, the Bank's board of directors, with the consent of the OCC, declared a $425,000 dividend to Bancorp to cover the remaining anticipated 1997 Bancorp expenses, including remaining convertible debt payments.

           The Bank's primary sources of liquidity are federal funds sold to other banks and the investment securities portfolio. For the three and six months ended June 30, 1997, the Bank averaged $14,907,000 and $17,530,000, respectively, in federal funds sold. During the same periods in 1996, the Bank averaged $17,821,000 and $24,309,000, respectively, in federal funds sold. In addition, securities in the available-for-sale portfolio can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs primarily as collateral for reverse repurchase agreements. The fair value of securities available-for-sale and securities held-to-maturity at June 30, 1997, were $56,676,000 and $38,587,000, respectively.

           During the three and six months ended June 30, 1997, the average balances of securities sold under agreements to repurchase were $1,099,000 and $552,000, respectively. During the three and six months ended June 30, 1996, the average balances of securities sold under agreements to repurchase were $4,062,000 and $2,361,000, respectively. As of June 30, 1997, there were no securities sold under agreements to repurchase.



RESULTS OF OPERATIONS

           The Company reported consolidated net earnings of $312,000 for the second quarter of 1997, compared with a net loss of $3,726,000 for the second quarter of 1996. Primary and fully diluted earnings per share for the second quarter of 1997 were $0.21, compared with a loss per share of $2.73 for the same period in 1996. Return on average equity for the second quarter of 1997 and 1996, were 8.74% and -86.61%, respectively. Additionally, return on average assets for the second quarter of 1997 and 1996, were 0.53% and -5.31%, respectively.

           For the first six months of 1997, the Company reported consolidated net earnings of $501,000, compared with a net loss of $3,450,000 for the first six months of 1996. Primary and fully diluted earnings per share for the six months ended June 30, 1997, were $0.35. For the first six months of 1996, the net loss was $2.57 per share. Improved operating results for both periods resulted largely from decreased provision for loan losses and reduced legal and settlement costs related to the 1996 proxy contest.

NET INTEREST INCOME

           The Company's earnings depend primarily on net interest income, which is the difference between the interest and fees earned on loans and investments less the interest paid on deposits, borrowings and convertible notes. For the quarter ended June 30, 1997, net interest income increased $77,000 to $3,252,000, when compared with $3,175,000 for the quarter ended June 30, 1996. For the six months ended June 30, 1997 and 1996, net interest income was $6,350,000 and $6,450,000, respectively. For the three and six months ended June 30, 1997, the net interest margin was 6.26% and 6.14%, respectively, as compared with 5.11% and 5.07%, respectively, for the same periods in 1996.

           The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three and six months ended June 30, 1997 and 1996.

                                                                      Three Months Ended June 30,
                                                  -----------------------------------------------------------------
                                                               1997                               1996
                                                              -------                            -------
                                                   Average     Yield/                 Average     Yield/
                                                   Balance      Rate    Interest      Balance      Rate    Interest
(dollars in thousands)                            ---------   -------   --------      --------   -------   --------

Assets
Interest-earning assets:
  Securities                                       $ 96,681     6.26%     $1,509      $129,555     6.22%     $2,005
  Loans(1)                                           96,223    10.10       2,424       101,351     8.87       2,235
  Federal funds sold                                 14,907     5.44         202        17,821     5.17         229
  Interest-earning deposits - banks                     498    10.47          13         1,073     3.00           8
                                                   --------               ------      --------               ------
     Total interest-earning assets                  208,309     7.99       4,148       249,800     7.21       4,477
                                                   --------               ------      --------               ------

Deferred loan fees                                     (145)                               (73)
Allowance for loan losses                            (2,284)                            (1,386)
Nonearning assets:
  Cash and due from banks                            22,206                             24,657
  Premises and equipment                              1,624                              1,780
  Other assets                                        7,724                              7,209
                                                   --------                           --------
      Total assets                                 $237,434                           $281,987
                                                   ========                           ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing demand deposits                 $ 13,021     0.80%     $   26      $ 13,429     0.72%     $   24
  Savings and money market deposits                  94,530     1.84         434       103,871     1.70         438
  Time deposits                                      25,675     4.70         301        55,117     4.86         666
  Convertible notes                                   5,617     8.50         119         5,617     8.50         119
  Repurchase agreements                               1,099     5.84          16         4,062     5.45          55
                                                   --------               ------      --------               ------
     Total interest-bearing liabilities             139,942     2.57         896       182,096     2.88       1,302
                                                   --------               ------      --------               ------

Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits                80,031                             80,277
  Other liabilities                                   3,163                              2,312
  Shareholders' equity                               14,298                             17,302
                                                   --------                           --------
     Total liabilities and shareholders' equity    $237,434                           $281,987
                                                   ========                           ========

Interest income as a percentage of average
  earning assets                                                7.99%                              7.21%
Interest expense as a percentage of average
  interest-baring liabilities                                   2.57                               2.88
Net interest margin and income                                  6.26      $3,252                   5.11      $3,175
                                                                          ======                             ======

(1) Nonaccrual loans are included in average balances and rate calculations.

                                                                           Six Months Ended June 30,
                                                   -----------------------------------------------------------------------------
                                                                 1997                                       1996
                                                                 ----                                       ----
                                                   Average      Yield/                        Average      Yield/
(dollars in thousands)                             Balance       Rate        Interest         Balance       Rate        Interest
                                                   -------      ------       --------         -------      ------       --------
Assets
Interest-earning assets:
  Securities                                       $ 96,218      6.29%       $  3,001         $129,312      6.30%       $  4,048
  Loans(1)                                           94,304     10.02           4,686          101,524      9.02           4,555
  Federal funds sold                                 17,530      5.31             462           24,309      5.29             639
  Interest-earning deposits-banks                       425      8.54              18              882      2.96              13
                                                   --------                  --------         --------                  --------
    Total interest-earning assets                   208,477      7.90           8,167          256,027      7.27           9,255
                                                   --------                  --------         --------                  --------
Deferred loan fees                                     (141)                                       (74)
Allowance for loan losses                            (2,299)                                    (1,267)
Nonearning assets:
  Cash and due from banks                            22,245                                     25,014
  Premises and equipment                              1,672                                      1,796
  Other assets                                        8,086                                      5,784
                                                   --------                                   --------
    Total assets                                   $238,040                                   $287,280
                                                   ========                                   ========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing demand deposits                 $ 13,122      0.77%       $     50         $ 13,161      0.72%       $     47
  Savings and money market deposits                  94,505      1.84             860          105,814      1.73             912
  Time deposits                                      27,911      4.71             652           62,739      4.95           1,544
  Convertible notes                                   5,617      8.50             239            5,617      8.50             238
  Repurchase agreements                                 552      5.85              16            2,361      5.45              64
                                                   --------                  --------         --------                  --------
    Total interest-bearing liabilities              141,707      2.59           1,817          189,692      2.97           2,805
                                                   --------                  --------         --------                  --------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits                78,835                                     78,355
  Other liabilities                                   3,278                                      1,731
  Shareholders' equity                               14,220                                     17,502
                                                   --------                                   --------
    Total liabilities and shareholders' equity     $238,040                                   $287,280
                                                   ========                                   ========
Interest income as a percentage of average
  earning assets                                                 7.90%                                      7.27%
Interest expense as a percentage of average
  interest-bearing liabilities                                   2.59                                       2.97
Net interest margin and income                                   6.14        $  6,350                       5.07        $  6,450
                                                                             ========                                   ========

(1)  Nonaccrual loans are included in average balances and rate calculations.


     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 1997 and 1996.

The changes due to rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts.

                                                                Three Months Ended                   Six Months Ended
                                                              June 30, 1997 And 1996              June 30, 1997 And 1996
                                                              ----------------------              ----------------------
(dollars in thousands)                                     Volume     Rate       Total        Volume      Rate     Total
                                                           ------     ----       -----        ------      ----     -----

Increase (decrease) in interest income:
   Securities                                               $(514)    $ 18       $(496)       $(1,043)    $  (4)   $(1,047)
   Loans                                                     (118)     307         189           (342)      473        131
   Federal funs sold                                          (39)      12         (27)          (181)        4       (177)
   Interest-bearing deposits-banks                             (6)      11           5             (9)       14          5
                                                            -----     ----       -----        -------     -----    -------
                                                             (677)     348        (329)        (1,575)      487     (1,088)
                                                            -----     ----       -----        -------     -----    -------

Increase (decrease) in interest expense:
   Intereset-bearing demand deposits                           (1)       3           2              -         3          3
   Savings and money market deposits                          (41)      37          (4)          (102)       50        (52)
   Time deposits                                             (347)     (18)       (365)          (821)      (71)      (892)
   Convertible notes                                            -        -           -              -         1          1
   Repurchase agreements                                      (43)       4         (39)           (52)        4        (48)
                                                            -----     ----       -----        -------     -----    -------
                                                             (432)      26        (406)          (975)      (13)      (988)
                                                            -----     ----       -----        -------     -----    -------
Increase (decrease) in net interest income                  $(245)    $322       $  77        $  (600)    $ 500    $  (100)
                                                            =====     ====       =====        =======     =====    =======

           Interest income represents interest earned on loans, investment securities and federal funds sold. For the three months ended June 30, 1997, interest income decreased $329,000 to $4,148,000 from $4,477,000 for the second quarter of 1996. The decrease was primarily due to a $120,245,000 decrease in average earning assets and corresponding decreases in securities portfolio income. During the second quarter of 1997, average investment securities and loans decreased approximately $32,874,000 and $5,128,000, respectively, from the second quarter of 1996, with resultant income changes.

           The change in the volume of earning assets decreased interest income $677,000. This decrease was slightly offset by an increase in the yield on earning assets to 7.99% for the second quarter of 1997, as compared with 7.21% for the same period in 1996. The yield increase of 0.78% provided an additional $348,000 in interest income. Of this change in interest income, loan interest represented $307,000 as the average loan yield for the second quarter of 1997 increased to 10.10%, or 1.23% above the second quarter of 1996.

           Interest expense represents interest paid on deposits, borrowings and convertible notes. For the second quarter of 1997, interest expense decreased to $896,000, as compared with $1,302,000 for the second quarter of 1996. Of the $406,000 decrease in interest expense, approximately $432,000 resulted from the decrease in average interest-bearing deposits. The decrease in deposits was concentrated in time deposits and was mainly due to one client, who in 1996, transferred its cash management activities to the corporate headquarters. As time deposits are a higher cost source of funds, the decrease in deposits reduced the overall cost of average interest-bearing liabilities to 2.57% for the second quarter of 1997, from 2.88% for the second quarter of 1996.

           Interest income for the six months ended June 30, 1997 and 1996, was $8,167,000 and $9,255,000, respectively. The decrease in interest income of $1,088,000 as primarily due decreases in average investment securities and loans of $33,094,000 and $7,220,000, respectively, when compared with the first six months of 1996. These decreases, along with a $6,779,000 reduction in average federal funds sold, reduced interest income approximately $1,575,000.
Offsetting the impact of the decrease in average balances was an increase in the average loan yield to 10.02% from 9.02% for the first six months of 1996. This increase of 1.00% represented additional loan interest income of $473,000.

           For the six months ended June 30, 1997 and 1996, interest expense was $1,817,000 and $2,805,000, respectively. The decrease in interest expense was due to a $47,985,000 reduction in average interest-bearing liabilities, of which $34,828,000 was in time deposits. This reduction in average balances decreased interest expense by approximately $975,000. The decrease in time deposits also had a corresponding decrease in the cost of interest-bearing liabilities to 2.59% for the first six months of 1997 from 2.97% for the same period of 1996.


OTHER OPERATING INCOME

           Other operating income totaled $542,000 for the three months ended June 30, 1997, compared with $393,000 for the same period of 1996. Service charges on deposits increased $64,000 to $215,000 for the second quarter of 1997 as the Company continues to generate fees for services provided to customers. The Company recorded increased merchant card servicing fees of $72,000 when compared with $59,000 for the second quarter of 1996. During the second quarter of 1997, the Company also realized $69,000 in other income of cancellation fees for warrants extinguished in connection with a credit assumption.

           For the six months ended June 30, 1997 and 1996, other operating income totaled $969,000 and $755,000, respectively. Service charges on deposits for the first six months of 1997 was $400,000, as compared with $306,000 for the same period in 1996. In addition, merchant card servicing fees of $140,000 are $28,000 above the $112,000 for the first six months of 1996.


OTHER OPERATING EXPENSE

           Other operating expenses for the three months ended June 30, 1997, decreased $2,833,000 to $3,202,000 from $6,035,000 for the second quarter of 1996. Expenses in the second quarter of 1996 included $2,579,00 in nonrecurring expenses incurred in connection with a contested election of directors at the 1996 Annual Shareholders Meeting and related litigation. These nonrecurring expenses included legal fees of $1,404,000, proxy solicitation costs of $58,000, printing costs of $111,000, and severance payment expense of $1,006,000.

           Salaries and other employee benefits decreased approximately $148,000 to $1,393,000 for the three months ended June 30, 1997. Salary expense was decreased approximately $64,000 for the reversal of severance payments to a former employee that was expensed, but had been accrued for during the prior year. In addition, certain staffing positions remain open and the Company has been utilizing outside professionals to provide the services required.

           Legal fees decreased $1,671,000 to $143,000 for the second quarter of 1997, from $1,814,000 for the second quarter of 1996. The decrease in legal fees was primarily due to nonrecurring 1996 expenses of $1,404,000 as outlined above. Excluding this nonrecurring expense, legal fees decreased $267,000 from the prior year due to lower costs associated with loan collection efforts and a reduction in corporate legal expenses.

           Audits and examinations decreased $33,000 to $31,000 for the second quarter of 1997, as compared with $64,000 for the same period in 1996. Stabilizations in management and staffing has allowed the Company to resume normalized levels of audit and examinations reducing previous extraordinary cost.

           Other professional services increased $109,000 to $420,000 for the second quarter of 1997, compared with $311,000 for the comparable period in 1996, as the Company continues to utilize the services of outside professionals to augment staffing and support strategic planning initiatives, investor relations, service training and support. Professional services for the second quarter of 1996 included proxy solicitation costs of $58,000.

           Messenger service expense of $17,000 for the second quarter of 1997, is $43,000 below the $60,000 for the second quarter of 1996. During 1996, the Company utilized outside couriers to provide services for Bank courier pick-ups due to internal staff shortages. Since then, certain outside couriers became employees of the Bank in January 1997, and subsequent costs have been recorded as salary expense.

           Other operating expenses for the six months ended June 30, 1997, was $6,346,000, or a decrease of $2,691,000 from $9,037,000 for the first six months of 1996. Excluding the 1996 nonrecurring expenses, noninterest expense for the first six months of 1997 decreased $112,000 from the same period of 1996, primarily attributable to ongoing expense control processes.

           Salaries and benefits of $2,902,000 for the first six months of 1997 is $102,000 below the $3,004,000 for the same period in 1996. The Company is utilizing outside professionals to assist in supplementing current staffing, provide strategic planning services, service training and investor relations. Legal fees have been reduced approximately $336,000 due to the improved quality of the loan portfolio and reduction in external loan collection requirements. Audits and examinations have decreased $54,000 to $59,000 for the first six months of 1997, due to the reduced costs of loan credit reviews and operation audits given stabilized staff.

           In addition, occupancy expense for 1997 has been increased approximately $55,000 due to prior period adjustments for tenant costs and rent lease adjustments not recorded in 1996.


           The management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have material effect on the liquidity, capital resources or operations of the Company.

                          PART II - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        1. The Annual Meeting of Shareholders was held May 21, 1997. The following persons were nominated and elected to the board of directors to serve until the 1998 Annual Meeting of Shareholders:

                  Richard A. Berger                  Ray T. Oyakawa, M.D.
                  Ronald L. Katz, M.D.               Lynn O. Poulson, J.D.
                  James A. Markley, Jr.              Julie P. Thompson
                  Walter T. Mullikin, M.D.

               The tabulation with respect to each nominee for the office of director was as follows:

                       Name                                For     Withheld
                       ----                             --------  ----------
                  Richard A. Berger                      984,369      17,618
                  Ronald L. Katz, M.D.                   984,369      17,618
                  James A. Markley, Jr.                  984,131      17,856
                  Walter T. Mullikin, M.D.               973,074      28,913
                  Ray T. Oyakawa, M.D.                   983,423      18,564
                  Lynn O. Poulson, J.D.                  983,544      18,443
                  Julie P. Thompson                      952,264      49,718

        2. Approved the appointment of the firm of KPMG Peat Marwick LLP as independent public accountants for the 1997 fiscal year by the following vote:

                  For:                         986,170
                  Against:                      15,473
                  Abstain:                         339

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               11     Statement regarding computation of per share earnings
                      (loss)


        (b)    Reports on Form 8-K

               There were no reports filed on Form 8-K during the three months ended June 30, 1997.

                                  SIGNATURES



Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       PROFESSIONAL BANCORP, INC.
                                       --------------------------
                                       (Registrant)



Date:  July 31, 1997                   /s/ Julie P. Thompson
                                       --------------------------
                                       Julie P. Thompson
                                       Chairman of the Board


Date:  July 31, 1997                   /s/ Takeo K. Sasaki
                                       --------------------------
                                       Takeo K. Sasaki
                                       Controller
                                       (Chief Accounting Officer)