Form 10-Q
period 1997-09-30
PROFESSIONAL BANCORP INC
filed 1997-11-14
CIK 700914

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                        COMMISSION FILE NUMBER: 0-11223

                           PROFESSIONAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)



                 PENNSYLVANIA                               95-3701137
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)


                 606 BROADWAY
           SANTA MONICA, CALIFORNIA                            90401
   (Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code:  (310) 458-1521


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X        NO
                                        -----         -----


As of October 29, 1997, 1,357,222 shares of the Registrant's $0.008 par value common stock were outstanding.

================================================================================

                           PROFESSIONAL BANCORP, INC.
                                     INDEX



                                                                                                  PAGE
                                                                                                  ----

PART I.   FINANCIAL INFORMATION

          Item 1  Financial Statements

                  Consolidated Statement of Financial Condition as of
                  September 30, 1997 and December 31, 1996                                          3

                  Consolidated Statement of Operations for the three months
                  and nine months ended September 30, 1997 and 1996                                 4

                  Consolidated Statement of Cash Flows for the nine months
                  ended September 30, 1997 and 1996                                                 5

                  Notes to Consolidated Financial Statements                                        6

          Item 2  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                         7


PART II.  OTHER INFORMATION

          Item 6  Exhibits and Reports on Form 8-K                                                20


SIGNATURES

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                           1997            1996
                                                                      --------------   -------------
ASSETS
Cash and due from banks
     Noninterest-bearing                                               $ 21,253,440    $ 32,322,030
     Interest-bearing                                                       460,887         617,948
Federal funds sold                                                       15,200,000      33,400,000
                                                                       ------------    ------------
Cash and cash equivalents                                                36,914,327      66,339,978

Securities held-to-maturity (fair value of $36,580,000
     and $41,478,000, respectively)                                      36,628,742      41,871,563
Securities available-for-sale (cost of $55,206,000 and
     $55,225,000, respectively)                                          54,685,067      54,467,683
Loans (net of allowance for loan losses of $1,762,000
     and $2,253,000, respectively)                                       98,043,541      90,759,161
Premises and equipment, net                                               1,660,203       1,611,482
Accrued interest receivable and other assets                              6,814,723       9,237,339
                                                                       ------------    ------------
                                                                       $234,746,603    $264,287,206
                                                                       ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
     Demand, noninterest-bearing                                       $ 86,085,444    $ 96,208,449
     Demand, interest-bearing                                            11,944,990      14,886,488
     Savings and money market                                            81,962,423      98,859,034
     Time deposits                                                       31,360,354      31,322,777
                                                                       ------------    ------------
Total deposits                                                          211,353,211     241,276,748

Convertible notes                                                         5,617,000       5,617,000
Accrued interest payable and other liabilities                            2,892,074       3,351,864
                                                                       ------------    ------------
Total liabilities                                                       219,862,285     250,245,612
                                                                       ------------    ------------
Commitments and contingent liabilities

Shareholders' equity
Common stock, $.008 par value; 12,500,000 shares
     authorized; 1,412,515 and 1,410,783 issued
     and 1,343,048 and 1,341,316 outstanding                                 11,300          11,286
Additional paid-in-capital                                               12,501,341      12,488,001
Retained earnings                                                         3,215,404       2,514,501
Treasury stock, at cost (69,467 and 69,467 shares)                         (537,251)       (537,251)
Unrealized loss on securities available-for-sale, net of taxes             (306,476)       (434,943)
                                                                       ------------    ------------
Total shareholders' equity                                               14,884,318      14,041,594
                                                                       ------------    ------------
                                                                       $234,746,603    $264,287,206
                                                                       ============    ============

                See notes to consolidated financial statements.

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                   ------------------------          --------------------------
                                                      1997          1996                 1997          1996
                                                   ----------    ----------          -----------   ------------
INTEREST INCOME
Loans                                              $2,421,391    $2,205,761          $ 7,107,545   $ 6,761,004
Securities                                          1,447,182     1,916,574            4,448,011     5,964,771
Federal funds sold and securities purchased
     under agreements to resell                       293,948        79,175              756,041       717,718
Interest-bearing deposits in other banks                5,597         5,644               23,300        18,244
                                                   ----------    ----------          -----------   -----------
TOTAL INTEREST INCOME                               4,168,118     4,207,154           12,334,897    13,461,737
                                                   ----------    ----------          -----------   -----------
INTEREST EXPENSE
Deposits                                              846,205       825,480            2,408,698     3,327,656
Convertible notes                                     119,360       119,604              358,082       357,987
Federal funds purchased and securities
     sold under agreements to repurchase                    -       107,665               15,807       171,592
                                                   ----------    ----------          -----------   -----------
TOTAL INTEREST EXPENSE                                965,565     1,052,749            2,782,587     3,857,235
                                                   ----------    ----------          -----------   -----------
NET INTEREST INCOME                                 3,202,553     3,154,405            9,552,310     9,604,502
Provision for loan losses                              60,000       836,000              180,000     4,256,000
                                                   ----------    ----------          -----------   -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                  3,142,553     2,318,405            9,372,310     5,348,502
                                                   ----------    ----------          -----------   -----------
OTHER OPERATING INCOME
Available-for-sale securities transactions, net             -        20,921                    -        20,921
Merchant discount                                      68,058        56,490              208,264       168,410
Mortgage banking fees                                  28,364        35,601               99,610        97,018
Service charges on deposits                           220,192       186,514              620,286       492,209
Other income                                          138,828       153,285              496,268       429,682
                                                   ----------    ----------          -----------   -----------
TOTAL OTHER OPERATING INCOME                          455,442       452,811            1,424,428     1,208,240
                                                   ----------    ----------          -----------   -----------
OTHER OPERATING EXPENSES
Salaries and employee benefits                      1,495,262     1,600,954            4,396,961     4,605,157
Occupancy                                             370,738       345,358            1,131,076     1,036,224
Furniture and equipment                               207,372       205,142              644,494       633,401
Meetings and business development                      48,015        33,465              143,693       102,444
Donations                                              36,500        29,850               79,089       115,379
Other promotion                                        78,389        65,984              250,833       213,288
Legal fees                                             85,269       431,211              344,130     2,430,574
Audit, accounting and examinations                     32,873        47,695               91,398       160,190
Professional services                                 357,174       267,403            1,012,129       704,484
Strategic planning and other outside consulting       173,155             -              277,671             -
Office supplies                                        53,662        64,680              167,212       225,837
Telephone                                              69,177        72,511              215,270       191,106
Postage                                                36,443        40,808              114,291       115,506
Messenger service                                      15,543        46,435               62,823       133,242
FDIC assessment                                         6,379             -               20,879         1,000
Other assessments                                      60,577        63,191              177,311       225,561
Imprinted checks                                       23,240        22,941               80,013       111,597
Settlement costs                                            -             -                    -     1,006,000
Other expense                                         175,634       135,072              462,262       498,280
                                                   ----------    ----------          -----------   -----------
TOTAL OTHER OPERATING EXPENSES                      3,325,402     3,472,700            9,671,535    12,509,270
                                                   ----------    ----------          -----------   -----------
Earnings (loss) before taxes                          272,593      (701,484)           1,125,203    (5,952,528)
Provision (benefit) for income taxes                   73,000       (94,000)             424,300    (1,894,700)
                                                   ----------    ----------          -----------   -----------
NET EARNINGS (LOSS)                                $  199,593    $ (607,484)         $   700,903   $(4,057,828)
                                                   ==========    ==========          ===========   ===========
EARNINGS (LOSS) PER SHARE
     Primary                                       $     0.14    $    (0.45)         $      0.49   $     (3.02)
     Fully diluted                                 $     0.14    $    (0.45)         $      0.49   $     (3.02)

                See notes to consolidated financial statements

                      PROFESSIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        1997            1996
                                                                                   ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                             $    700,903    $ (4,057,828)
   Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                                      429,359         466,812
     Provision for loan losses                                                          180,000       4,256,000
     Amortization of convertible note expense                                            78,249          78,252
     Decrease (increase) in accrued interest receivable and other assets              2,236,282      (1,910,354)
     Increase (decrease) in accrued interest payable and other liabilities             (459,790)        892,927
     Net gain on sale of securities available-for-sale                                        -         (20,921)
     Net amortization (accretion) of premiums and discounts
        on securities held-to-maturity                                                  198,694         346,088
     Net amortization (accretion) of premiums and discounts
        on securities available-for-sale                                                181,367          44,819
                                                                                   ------------    ------------
   Net cash provided by operating activities                                          3,545,064          95,795
                                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities held-to-maturity                             8,036,077       5,739,094
  Proceeds from maturities of securities available-for-sale                           5,875,223       8,974,771
  Proceeds from sale of securities available-for-sale                                         -       9,868,750
  Purchases of securities held-to-maturity                                           (2,991,950)     (1,014,004)
  Purchases of securities available-for-sale                                         (6,037,422)     (9,904,845)
  Net (increase) decrease in loans                                                   (7,464,380)      4,674,742
  Purchase of premises and equipment, net                                              (478,080)       (321,205)
                                                                                   ------------    ------------
  Net cash provided (used) by investing activities                                   (3,060,532)     18,017,303
                                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits and savings accounts                              (29,961,114)    (27,142,169)
  Net increase (decrease) in time deposits                                               37,577     (48,149,181)
  Purchase of treasury shares                                                                 -        (270,450)
  Dividend in lieu of fractional shares                                                       -          (3,664)
  Proceeds from exercise of stock options                                                13,354         181,822
                                                                                   ------------    ------------
Net cash used in financing activities                                               (29,910,183)    (75,383,642)
                                                                                   ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (29,425,651)    (57,270,544)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       66,339,978      85,199,673
                                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 36,914,327    $ 27,929,129
                                                                                   ============    ============
Supplemental disclosure of cash flow information -
     Cash paid during the period for:
     Interest                                                                      $  3,068,234    $  4,319,733
     Income taxes                                                                  $    550,108    $        300

Supplemental disclosure of noncash items:
     Pretax decrease (increase) in unrealized losses on securities
          available-for-sale                                                       $    236,552    $   (836,856)
     Conversion of notes                                                           $          -    $      1,700
     Tax benefit on stock options exercised                                        $          -    $    270,054

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

          Professional Bancorp, Inc. (the "Bancorp"), holding company for First Professional Bank, N.A. (the "Bank"), recorded net earnings of $200,000 or $0.14 per share for the third quarter of 1997, compared with a net loss of $607,000 or $0.45 per share for the third quarter of 1996. For the nine months ended September 30, 1997, the Bancorp and Bank (the "Company") had net earnings of $701,000 or $0.49 per share. This compares with a net loss of $4,058,000 or $3.02 per share for the first nine months of 1996. At September 30, 1997, the Company had consolidated assets totaling $234,747,000, compared with $264,287,000 at December 31, 1996.


LOANS

          The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.

                                                            SEPTEMBER 30, 1997              DECEMBER 31, 1996
                                                         -----------------------         -----------------------
            (dollars in thousands)                        AMOUNT      % OF TOTAL          AMOUNT      % OF TOTAL
                                                         --------     ----------         --------     ----------

            Commercial                                    $81,045         81.0%           $73,577           79.0%
            Real estate secured commercial                 10,084         10.1             10,079           10.8
                                                          -------        -----            -------          -----
                                                           91,129         91.1             83,656           89.8
            Equity lines of credit                          6,156          6.3              6,202            6.7
            Other lines of credit                           1,540          1.5              1,832            2.0
            Installment                                     1,134          1.1              1,375            1.5
            Lease financing                                    38            -                 68              -
                                                          -------        -----            -------          -----
                Gross loans                                99,997        100.0%            93,133          100.0%
                                                          -------                         -------
            Less:
              Allowance for loan losses                     1,762                           2,253
              Deferred loan fees, net                         191                             121
                                                          -------                         -------
                  Net loans                               $98,044                         $90,759
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

          Credit administrative policies discourage the usage of "short-term" extensions while awaiting receipt of updated financial packages from borrowers. The policy is aimed at facilitating timely credit renewals. However, as a result of this policy, aggregate "past due" volumes will not necessarily be correlative to absolute asset quality measurement.

          The following table sets forth information about nonperforming assets (which include nonaccrual loans, other real estate owned and other repossessed assets), accruing loans 90 days or more past due, and certain ratios.

                                                    SEPTEMBER 30,   DECEMBER 31,
(dollars in thousands)                                  1997           1996
                                                    -------------   ------------

Nonperforming loans                                     $1,067          $1,521
Other real estate owned (OREO)                               -               -
Other repossessed assets                                   272             272
                                                        ------          ------
     Total nonperforming assets                         $1,339          $1,793
                                                        ======          ======

Accruing loans 90 days or more past due                 $  765          $  507
                                                        ======          ======

Nonperforming loans to total loans                        1.07%           1.63%
Nonperforming assets
     to total loans                                       1.34%           1.93%
     to total loans, OREO and repossessed assets          1.34%           1.92%
     to total assets                                      0.57%           0.68%

          The total accrued interest on loans 90 days or more past due and still accruing was approximately $13,000 at September 30, 1997, and $19,000 at December 31, 1996. Of the $765,000 in accruing loans over 90 days or more past due and still accruing, $161,000 represents loans where the renewal was in process, credit quality was not impaired or risk rated below pass. As a result of the Company's practice to discourage "short-term" extensions, these loans are carried as "past due" to ensure proper underwriting and administrative controls.

          The Company maintains the allowance for loan losses at a level considered adequate by Management to provide for potential loan losses. While the Company's policy is to charge-off in the current period those loans for which a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans. Reasonable estimates of these future amounts are included in the allowance for loan and lease loss reserve.

          The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity during the nine months ended September 30, 1997, December 31, 1996, and September 30, 1996:

                                                                       NINE MONTHS ENDED
                                                      -----------------------------------------------
                                                      SEPTEMBER 30,     DECEMBER 31,    SEPTEMBER 30,
(dollars in thousands)                                    1997             1996             1996
                                                      -------------     ------------    -------------
Balance at beginning of period                          $ 2,253          $ 1,264          $ 1,070
Provision for loan losses                                   180            3,956            4,256
                                                        -------          -------          -------
                                                          2,433            5,220            5,326
                                                        -------          -------          -------
Loan charge-offs                                            823            3,349            3,353
Recoveries on loans previously charged-off                 (152)            (382)             (61)
                                                        -------          -------          -------
   Net charge-offs                                          671            2,967            3,292
                                                        -------          -------          -------
Balance at end of period                                $ 1,762          $ 2,253          $ 2,034
                                                        =======          =======          =======

Loans outstanding at end of period                      $99,997          $93,133          $92,153
Average loans outstanding during period                  95,398           95,642           99,162

Net charge-offs to average loans outstanding               0.94%            4.12%            4.44%
Allowance for loan losses:
     to total loans                                        1.76             2.42             2.21
     to nonperforming loans/(1)/                         165.14           148.13           114.08
     to nonperforming assets/(1)/                        131.59           125.66            98.98

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

          The Company had $1,450,000 in impaired loans as of September 30, 1997. The carrying value of impaired loans for which there is a related allowance for loan losses was $228,000, with the amount of specific allowance for loan losses allocated to these loans of $70,000. There were $1,222,000 in impaired loans for which there were general reserves allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the first nine months of 1997 was approximately $1,483,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $37,000. Nonaccrual loans at September 30, 1997, included $1,067,000 of the impaired loans.

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

          At September 30, 1997, the Company had troubled debt restructurings totaling $385,000, of which $134,000 was on nonaccrual. A troubled debt restructuring is a restructuring in which the Company, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. The restructuring of a loan is primarily the modification of the loan terms. The remaining $251,000 was performing according to the renegotiated terms. The gross interest income that would have been recorded in the first nine months of 1997 on troubled debt restructurings if the loans had been current in accordance with the original terms totaled $56,000, which includes $34,000 on the restructured loans on nonaccrual. The amount of interest income actually recognized in the first nine months of 1997 on those loans totaled $28,000. At September 30, 1997, there were no additional loan commitments outstanding to borrowers of troubled debt restructurings.

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

INVESTMENT SECURITIES

          The following table sets forth the amortized cost and fair value of securities available-for-sale as of September 30, 1997 and December 31, 1996:

                                                         SEPTEMBER 30, 1997
                                           -----------------------------------------------
                                                         GROSS        GROSS
                                           AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(dollars in thousands)                       COST         GAIN        (LOSS)       VALUE
                                           ---------   ----------   -----------   --------

U.S. Government securities                   $ 4,012          $ 6        $   -     $ 4,018
U.S. Government agency
   mortgage-backed securities                 32,062           67         (306)     31,823
U.S. Government agency securities              2,000            1            -       2,001
Small Business Administration securities       1,497            8            -       1,505
Collateralized mortgage obligations           15,635            -         (297)     15,338
                                             -------          ---        -----     -------
        Total                                $55,206          $82        $(603)    $54,685
                                             =======          ===        =====     =======

                                                          DECEMBER 31, 1996
                                           -----------------------------------------------
                                                         GROSS        GROSS
                                           AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(dollars in thousands)                       COST        GAIN         (LOSS)       VALUE
                                           ---------   ----------   ----------    --------

U.S. Government securities                   $     -          $ -        $   -     $     -
U.S. Government agency
   mortgage-backed securities                 36,230           96         (540)     35,786
Small Business Administration securities       1,752            -          (10)      1,742
Collateralized mortgage obligations           17,243            -         (303)     16,940
                                             -------          ---        -----     -------
        Total                                $55,225          $96        $(853)    $54,468
                                             =======          ===        =====     =======

          The amortized cost and fair value of securities held-to-maturity as of September 30, 1997, and December 31, 1996 are as follows:

                                                         SEPTEMBER 30, 1997
                                           -----------------------------------------------
                                                         GROSS        GROSS
                                           AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(dollars in thousands)                       COST         GAIN        (LOSS)       VALUE
                                           ---------   ----------   -----------   --------

U.S. Government securities                   $ 3,057         $ 31        $  (9)    $ 3,079
U.S. Government agency
   mortgage-backed securities                 30,383           94         (147)     30,330
U.S. Government agency securities              2,750            -          (18)      2,732
Federal Reserve Bank stock                       439            -            -         439
                                             -------         ----        -----     -------
        Total                                $36,629         $125        $(174)    $36,580
                                             =======         ====        =====     =======

                                                          DECEMBER 31, 1996
                                           -----------------------------------------------
                                                         GROSS        GROSS
                                           AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(dollars in thousands)                       COST        GAIN         (LOSS)       VALUE
                                           ---------   ----------   ----------    --------

U.S. Government securities                   $ 3,064         $  -        $   -     $ 3,064
U.S. Government agency
   mortgage-backed securities                 35,119           50         (401)     34,768
U.S. Government agency securities              3,250            -          (43)      3,207
Federal Reserve Bank stock                       439            -            -         439
                                             -------         ----        -----     -------
        Total                                $41,872         $ 50        $(444)    $41,478
                                             =======         ====        =====     =======

          There were no sales of available-for-sale securities during the three and nine months ended September 30, 1997. During the third quarter of 1996, securities available-for-sale were sold for proceeds of $9,869,000, which resulted in a realized gain of $21,000.

DEPOSITS

          Total deposits at September 30, 1997, were $211,353,000, a decrease of $29,924,000 or 12.4% from $241,277,000 at December 31, 1996. The Company attracts deposits primarily from individuals and businesses related to the health care services industry, as well as other professionals and professional services firms. The Company has no brokered deposits and the Company's practice is to not purchase brokered deposits.

          The following table sets forth the amount of deposits by category and the percentage of each category to total deposits as of September 30, 1997 and December 31, 1996:

                                                     SEPTEMBER 30, 1997                DECEMBER 31, 1996
                                                 -------------------------         ------------------------
(dollars in thousands)                             AMOUNT       % OF TOTAL           AMOUNT      % OF TOTAL
                                                 ----------     ----------         ----------    ----------

Demand, noninterest-bearing                       $ 86,085         40.7%            $ 96,208         39.9%
Demand, interest-bearing                            11,945          5.7               14,887          6.2
Savings deposits                                    13,635          6.5               12,335          5.1
Money market deposits                               68,328         32.3               86,524         35.8
Time deposits under $100,000                         8,746          4.1                9,187          3.8
Time deposits of $100,000 and over                  22,614         10.7               22,136          9.2
                                                  --------        -----             --------        -----
                                                  $211,353        100.0%            $241,277        100.0%
                                                  ========        =====             ========        =====

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

          The Federal Deposit Insurance Act of 1991 contains "prompt correction action" provisions pursuant to which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well-capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." At September 30, 1997, the Company and Bank's regulatory capital exceeded the thresholds necessary to be considered "well-capitalized."

          The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of September 30, 1997.

                                                                        TO BE WELL
                                                                     CAPITALIZED UNDER
                                                  FOR CAPITAL        PROMPT CORRECTIVE
                                 ACTUAL        ADEQUACY PURPOSES     ACTION PROVISIONS
                            ----------------   -----------------    ------------------
(dollars in thousands)      AMOUNT    RATIO    AMOUNT     RATIO     AMOUNT      RATIO
                            -------   ------   -------    ------    -------     ------
COMPANY
Leverage /1/                $15,191    6.32%   $ 9,619     4.00%    $12,024      5.00%
Tier 1 Risk-Based            15,191   11.82      5,141     4.00       7,712      6.00
Total Risk-Based             22,417   17.44     10,283     8.00      12,854     10.00

BANK
Leverage                    $20,062    8.38%   $ 9,574     4.00%    $11,968      5.00%
Tier 1 Risk-Based            20,062   15.71      5,109     4.00       7,663      6.00
Total Risk-Based             21,661   16.96     10,217     8.00      12,772     10.00

/1/ The minimum required by the FRB is 3%; for all but the most highly rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.


          The Company and the Bank, at September 30, 1997, were considered "well-capitalized" and exceeded all applicable minimum capital requirements. Capital requirements of the federal banking regulators, however, could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth.


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

          The Bank's primary sources of liquidity are federal funds sold to other banks and the investment securities portfolio. For the three and nine months ended September 30, 1997, the Bank averaged $21,373,000 and $18,825,000, respectively, in federal funds sold. During the same periods in 1996, the Bank averaged $5,957,000 and $18,147,000, respectively, in federal funds sold. In addition, securities in the available-for-sale portfolio can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs primarily as collateral for reverse repurchase agreements. The fair value of securities available-for-sale and securities held-to-maturity at September 30, 1997, were $54,685,000 and $36,580,000, respectively.

          There were no securities sold under agreements to repurchase during the third quarter of 1997. During the nine months ended September 30, 1997, the average balance of securities sold under agreements to repurchase was $366,000. During the three and nine months ended September 30, 1996, the average balances of securities sold under agreements to repurchase were $7,965,000 and $4,242,000, respectively. As of September 30, 1997, there were no securities sold under agreements to repurchase.


RESULTS OF OPERATIONS

          The Company reported consolidated net earnings of $200,000 for the third quarter of 1997, compared with a net loss of $607,000 for the third quarter of 1996. Primary and fully diluted earnings per share for the third quarter of 1997 were $0.14, compared with a loss per share of $0.45 for the same period in 1996. Return on average equity for the third quarter of 1997 and 1996, were 5.42% and -17.41%, respectively. Additionally, return on average assets for the third quarter of 1997 and 1996, were 0.33% and -0.96%, respectively.

          For the first nine months of 1997, the Company reported consolidated net earnings of $701,000, compared with a net loss of $4,058,000 for the first nine months of 1996. Primary and fully diluted earnings per share for the nine months ended September 30, 1997, were $0.49. For the first nine months of 1996, the net loss was $3.02 per share.

          The improvement in earnings during the first nine months of 1997 is largely the result of reduced provision for loan losses, lower legal fees, management's cost reduction efforts and emphasis on generation of fee income. Additionally, settlement costs of $1,006,000 were incurred in 1996.


NET INTEREST INCOME

          The Company's earnings depend primarily on net interest income, which is the difference between the interest and fees earned on loans and investments less the interest paid on deposits, borrowings and convertible notes. For the quarter ended September 30, 1997, net interest income increased $48,000 to $3,202,000, when compared with $3,154,000 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997 and 1996, net interest income was $9,552,000 and $9,604,000, respectively. For the three and nine months ended September 30, 1997, the net interest margin was 5.96% and 6.08%, respectively, as compared with 5.64% and 5.24%, respectively, for the same periods in 1996.

          The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three and nine months ended September 30, 1997 and 1996.

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------------------------------------------------------
                                                                1997                                         1996
                                              -----------------------------------           -------------------------------------
                                                AVERAGE       YIELD/                          AVERAGE       YIELD/
(dollars in thousands)                          BALANCE        RATE      INTEREST             BALANCE        RATE        INTEREST
                                              ----------      ------     --------           -----------     ------       --------

Assets
Interest-earning assets:
   Securities                                  $ 93,489        6.14%        $1,447            $120,870        6.31%       $1,916
   Loans/(1)/                                    97,847        9.82          2,421              94,488        9.29         2,206
   Federal funds sold                            21,373        5.46            294               5,957        5.28            79
   Interest-earning deposits - banks                561        4.24              6               1,352        1.77             6
                                               --------                     ------            --------                    ------
        Total interest-earning assets           213,270        7.75          4,168             222,667        7.52         4,207
                                               --------                     ------            --------                    ------
Deferred loan fees                                 (202)                                           (93)
Allowance for loan losses                        (2,252)                                        (4,442)
Nonearning assets:
   Cash and due from banks                       21,053                                         23,890
   Premises and equipment                         1,662                                          1,728
   Other assets                                   6,946                                          9,197
                                               --------                                       --------
        Total assets                           $240,477                                       $252,947
                                               ========                                       ========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits              12,119        0.92%        $   28            $ 13,052        0.73%       $   24
   Savings and money market deposits             93,996        2.01            477              89,745        1.68           378
   Time deposits                                 28,431        4.77            342              35,404        4.75           423
   Convertible notes                              5,617        8.50            119               5,617        8.50           120
   Repurchase agreements                              -           -              -               7,965        5.39           108
                                               --------                     ------            --------                    ------
        Total interest-bearing liabilities      140,163        2.73            966             151,783        2.76         1,053
                                               --------                     ------            --------                    ------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits           82,533                                         84,024
   Other liabilities                              3,167                                          3,258
   Shareholders' equity                          14,614                                         13,882
                                               --------                                       --------
        Total liabilities and shareholders'
         equity                                 240,477                                       $252,947
                                               ========                                       ========


Interest income as a percentage of average
   earning assets                                              7.75%                                          7.52%
Interest expense as a percentage of average
   interest-bearing liabilities                                2.73                                           2.76
Net interest margin and income                                 5.96         $3,202                            5.64        $3,154
                                                                            ======                                        ======

/(1)/ Nonaccrual loans are included in average balances and rate calculations.

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------------------------------------------------------
                                                                1997                                         1996
                                              -----------------------------------           -------------------------------------
                                                AVERAGE       YIELD/                          AVERAGE       YIELD/
(dollars in thousands)                          BALANCE        RATE      INTEREST             BALANCE        RATE        INTEREST
                                              ----------      ------     --------           -----------     ------       --------

Assets
Interest-earning assets:
   Securities                                  $ 95,297        6.24%       $ 4,448            $126,477        6.30%      $ 5,965
   Loans/(1)/                                    95,398        9.96          7,108              99,162        9.11         6,761
   Federal funds sold                            18,825        5.37            756              18,147        5.29           718
   Interest-earning deposits - banks                472        6.32             23               1,040        2.31            18
                                               --------                    -------            --------                   -------
        Total interest-earning assets           209,992        7.85         12,335             244,826        7.34        13,462
                                               --------                    -------            --------                   -------
Deferred loan fees                                 (161)                                           (80)
Allowance for loan losses                        (2,283)                                        (2,333)
Nonearning assets:
   Cash and due from banks                       21,843                                         24,637
   Premises and equipment                         1,669                                          1,773
   Other assets                                   7,801                                          6,929
                                               --------                                       --------
        Total assets                           $238,861                                       $275,752
                                               ========                                       ========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits              12,784        0.82%        $   78            $ 13,124        0.72%       $   71
   Savings and money market deposits             94,334        1.89          1,337             100,419        1.72         1,290
   Time deposits                                 28,086        4.73            994              53,561        4.91         1,967
   Convertible notes                              5,617        8.50            358               5,617        8.50           358
   Repurchase agreements                            366        5.84             16               4,242        5.42           172
                                               --------                    -------            --------                   -------
        Total interest-bearing liabilities      141,187        2.64          2,783             176,963        2.91         3,858
                                               --------                    -------            --------                   -------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits           80,081                                         80,922
   Other liabilities                              3,240                                          1,581
   Shareholders' equity                          14,353                                         16,286
                                               --------                                       --------
        Total liabilities and shareholders'
         equity                                 238,861                                       $275,752
                                               ========                                       ========

Interest income as a percentage of average
   earning assets                                              7.85%                                          7.34%
Interest expense as a percentage of average
   interest-bearing liabilities                                2.64                                           2.91
Net interest margin and income                                 6.08        $ 9,552                            5.24       $ 9,604
                                                                           =======                                       =======

/(1)/ Nonaccrual loans are included in average balances and rate calculations.


          The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 1997 and

1996. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts.

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1997 AND 1996      SEPTEMBER 30, 1997 AND 1996
                                                      ---------------------------      ---------------------------
(dollars in thousands)                                 VOLUME     RATE     TOTAL        VOLUME     RATE     TOTAL
                                                      --------   ------   -------      --------   ------   -------

Increase (decrease) in interest income:
     Securities                                         $(425)    $(44)   $(469)       $(1,461)    $(56)   $(1,517)
     Loans                                                 80      135      215           (265)     612        347
     Federal funds sold                                   212        3      215             26       12         38
     Interest-bearing deposits - banks                     (5)       5        -            (14)      19          5
                                                        -----     ----    -----        -------     ----    -------
                                                         (138)      99      (39)        (1,714)     587     (1,127)
                                                        -----     ----    -----        -------     ----    -------

Increase (decrease) in interest expense:
     Interest-bearing demand deposits                      (2)       6        4             (2)       9          7
     Savings and money market deposits                     19       80       99            (81)     128         47
     Time deposits                                        (84)       3      (81)          (906)     (67)      (973)
     Convertible notes                                      -       (1)      (1)             -        -          -
     Repurchase agreements                               (108)       -     (108)          (169)      13       (156)
                                                        -----     ----    -----        -------     ----    -------
                                                         (175)      88      (87)        (1,158)      83     (1,075)
                                                        -----     ----    -----        -------     ----    -------
Increase (decrease) in net interest income              $  37     $ 11    $  48        $  (556)    $504    $   (52)
                                                        =====     ====    =====        =======     ====    =======

          Interest income represents interest earned on loans, investment securities and federal funds sold. For the three months ended September 30, 1997, interest income decreased $39,000 to $4,168,000 from $4,207,000 for the third quarter of 1996. The decrease in interest income was primarily due to a decrease in average investment securities resulting from lower deposit levels.

          The net change in the volume of earning assets decreased interest income $138,000. This decrease was slightly offset by an increase in the yield on earning assets to 7.75% for the third quarter of 1997, as compared with 7.52% for the same period in 1996. The yield increase of 0.23% provided an additional $99,000 in interest income. Of this change in interest income, loan interest income increased $135,000 as the average loan yield for the third quarter of 1997 increased to 9.82% from 9.29% for the third quarter of 1996. The increase in the loan yield is due to a prime rate increase of 0.25% in March 1997 and increased loan underwriting fees.

          Interest expense represents interest paid on deposits, Company borrowings and convertible notes. For the third quarter of 1997, interest expense decreased to $966,000, as compared with $1,053,000 for the third quarter of 1996. A decrease of $11,620,000 in average interest-bearing liabilities reduced interest expense by approximately $175,000. There were no repurchase agreements during the third quarter of 1997, while the average balance for the same period of 1996 was $7,965,000. The decrease in deposits was centered primarily in time deposits and was mainly due to one client who, in 1996, transferred its cash management activities to the corporate headquarters. As repurchase agreements and time deposits are a higher cost source of funds, the decrease in balances reduced the overall cost of average interest-bearing liabilities to 2.73% for the third quarter of 1997, from 2.76% for the third quarter of 1996.

          Interest income for the nine months ended September 30, 1997 and 1996, was $12,335,000 and $13,462,000, respectively. The decrease in interest income of $1,127,000 was primarily due to decreases in average investment securities and loans of $31,180,000 and $3,764,000, respectively, when compared with the first nine months of 1996. Offsetting the impact of the decrease in investment securities and loan balances was an increase in the average yield on earning assets to 7.85% for the first nine months of 1997 from 7.34% for the same period of 1996. This increased yield on earning assets of 0.51% generated additional interest income of $587,000.

          For the nine months ended September 30, 1997 and 1996, interest expense was $2,783,000 and $3,858,000, respectively. The decrease in interest expense was due to a $35,776,000 reduction in average interest-bearing liabilities (deposits), of which $25,475,000 were time deposits. This reduction in average balances decreased interest expense by approximately $1,158,000. The decrease in time deposits also had a corresponding decrease in the cost of interest-bearing liabilities to 2.64% for the first nine months of 1997 from 2.91% for the same period of 1996.


OTHER OPERATING INCOME

          For the three months ended September 30, 1997, other operating income totaled $455,000 compared with $453,000 for the same period of 1996. Service charges on deposits increased $34,000 to $220,000 for the third quarter of 1997 as the Company continues to generate fees for services provided to customers. The Company recorded increased merchant card servicing fees of $68,000 for the third quarter of 1997 compared with $56,000 for the third quarter of 1996. During the third quarter of 1996, the Company realized a $21,000 gain on the sale of securities classified as available-for-sale.

          For the nine months ended September 30, 1997 and 1996, other operating income totaled $1,424,000 and $1,208,000, respectively. Service charges on deposits for the first nine months of 1997 was $620,000, as compared with $492,000 for the same period in 1996. In addition, merchant card servicing fees of $208,000 are $40,000 above the $168,000 for the first nine months of 1996.


OTHER OPERATING EXPENSE

          Other operating expenses for the three months ended September 30, 1997, decreased $147,000 to $3,325,000 from $3,472,000 for the third quarter of 1996. Expenses for the third quarter of 1997 included approximately $173,000 for nonrecurring strategic planning, investor relations, service training and other consultant services.

          Salaries and other employee benefits decreased approximately $106,000 to $1,495,000 for the three months ended September 30, 1997, compared with $1,601,000 for the third quarter of 1996. This decrease was largely due to staffing vacancies being performed through contracted professionals.

          Legal fees decreased $346,000 to $85,000 for the third quarter of 1997, from $431,000 for the third quarter of 1996. The decrease in legal fees is due primarily to nonrecurring legal expenses associated with loan collection efforts as the quality of the loan portfolio has improved over the past year.

          Other professional services increased $90,000 to $357,000 for the third quarter of 1997, compared with $267,000 for the comparable period in 1996. The Company continues to utilize the services of outside professionals to augment staffing and support service training which is offset by reduced salaries and benefits.

          Other operating expenses for the nine months ended September 30, 1997, were $9,671,000, or a decrease of $2,838,000 from $12,509,000 for the first nine months of 1996. Expenses for 1996 included $2,579,000 incurred in connection with the 1996 proxy contest and $245,000 to fund a salary continuation plan. Excluding these nonrecurring expenses, noninterest expense for the first nine months of 1997 decreased

$14,000 from the same period of 1996. Noninterest expense for the nine months ending September 30, 1997 includes $278,000 in nonrecurring strategic planning and other consulting services as outlined above.

          Salaries and benefits of $4,397,000 for the first nine months of 1997 is $208,000 below the $4,605,000 for the first nine months of 1996. The reduction in personnel expense is somewhat offset by an increase in professional services expense as the Company continues to utilize outside professionals to assist in supplementing current staffing vacancies.

          Legal fees of $344,000 for the nine months ending September 30, 1997, are $2,087,000 below legal fees for the first nine months of 1996 due to elimination of the $1,404,000 in legal expenses related to the 1996 proxy contest, as well as reduction in legal expenses related to loan collections.

INCOME TAXES

          For the three and nine months ended September 30, 1997, the provision for income taxes was $73,000 and $424,000, respectively. A benefit for income taxes of $94,000 and $1,895,000 was recorded for the three and nine months ended September 30, 1996. The effective tax rates for the three and nine months ended September 30, 1997 are 26.8% and 37.7%, respectively. The effective tax rates for 1997 are lower than the statutory tax rates of 42% due to a $40,000 reduction in excess net deferred taxes in the third quarter of 1997.

          The management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11   Statement regarding computation of per share earnings (loss)


          (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the three months ended September 30, 1997.

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



                                    PROFESSIONAL BANCORP, INC.
                                    --------------------------
                                    (Registrant)



Date:     October 29, 1997          /s/ Julie P. Thompson
                                    ------------------------
                                    Julie P. Thompson
                                    Chairman of the Board


Date:     October 29, 1997          /s/ Takeo K. Sasaki
                                    ------------------------
                                    Takeo K. Sasaki
                                    Controller
                                    (Chief Accounting Officer)