Form 10-K405
period 1997-12-31
PROFESSIONAL BANCORP INC
filed 1998-03-31
CIK 700914

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
REQUIREMENTS FOR THE PAST 90 DAYS.  YES        X        NO
                                            -------           --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 17, 1998: $20,243,745.

The number of shares of $0.008 par value common stock outstanding as of March 17, 1998: 1,357,222.

                      DOCUMENTS INCORPORATED BY REFERENCE
PART III - Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders to be filed within 120 days of fiscal year-end.
================================================================================

                                   FORM 10-K
                                   ---------

                  TABLE OF CONTENTS AND CROSS REFERENCE SHEET
                  -------------------------------------------

                                                                                 Page
                                                                                  in     Incorporation
                                                                                 10-K    by Reference
                                                                                 ----    -------------
PART I
------
     Item 1.   Business                                                            1
     -------
     Item 2.   Properties                                                         10
     -------
     Item 3.   Legal Proceedings                                                  11
     -------
     Item 4.   Submission of Matters to a Vote of Security Holders                11
     -------

PART II
-------
     Item 5.   Market  for Registrant's Common Equity
     -------   and Related Stockholder Matters                                    12

     Item 6.   Selected Financial Data                                            14
     -------
     Item 7.   Management's Discussion and Analysis of Financial
     -------   Condition and Results of Operations                                15

     Item7A.   Quantitative and Qualitative Disclosures About Market Risk         33
     -------
     Item 8.   Financial Statements and Supplementary Data                        36
     -------
     Item 9.   Changes in and Disagreements with Accountants on Accounting
     -------   and Financial Disclosure                                           36

PART III
----------
     Item 10.  Directors and Executive Officers of the Registrant                 36     1998 Proxy
     --------                                                                            Statement
     Item 11.  Executive Compensation                                             36     1998 Proxy
     --------                                                                            Statement
     Item 12.  Security Ownership of Certain Beneficial Owners and Management     36     1998 Proxy
     --------                                                                            Statement
     Item 13.  Certain Relationships and Related Transactions                     36     1998 Proxy
     --------                                                                            Statement

PART IV
-------
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    36
     --------
               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES                       F-1

                                     PART I
Item 1.  Business
-----------------

History

   Professional Bancorp, Inc. (the "Bancorp") is a bank holding company engaged primarily in the commercial banking business through its wholly-owned subsidiary, First Professional Bank, N.A. (the "Bank"). Bancorp was organized under the laws of the State of California in July 1981 and reincorporated under the laws of the Commonwealth of Pennsylvania in August 1989. Both Bancorp and the Bank commenced operations in August 1982. On the commencement date and from the proceeds of its initial stock offering, Bancorp purchased all of the outstanding stock of the Bank. Bancorp's principal asset is the stock of the Bank and, as the Bank's sole shareholder, the primary function of Bancorp is to coordinate the general strategy, policies and activities of the Bank and holding company as appropriate.

PRINCIPAL MARKETING AREA AND CONCENTRATION

   The principal service areas of the Bancorp and the Bank (the "Company") consist of the California counties of Los Angeles, Orange, Riverside, San Bernardino and Ventura and limited business in Northern California with a full-service office at its Santa Monica headquarters and four full-service branches located in Beverly Hills, Tarzana, Pasadena and Redlands. In addition, the Company has a limited service facility in Los Angeles at Cedars Sinai Medical Center. The Company also develops business in the Northern California counties surrounding the San Francisco East Bay Area and the City of Sacramento. Other western states are serviced on a limited basis. Since inception, the Company has operated an in-house courier service which permits the Company to serve areas outside of each branch's immediate vicinity. Couriers are licensed branches of the Company.

   The Company provides a wide range of commercial banking services primarily directed towards the health care community. Attorneys, accountants and other clientele compose the remainder of the Company's market. There is no significant concentration of outstanding loans in the control of a single person or group.

COMMERCIAL BANKING

   The Company is engaged in the business of general commercial banking. The services which are offered include those traditionally offered by commercial banks, such as checking and savings accounts, time certificates of deposit, and commercial, consumer/installment, home equity and short-term real estate loans. The Company also offers cashier's checks, travelers checks, safe deposit boxes, collection services, night deposit facilities, wire transfers, notary services, contract collections, courier services, mortgage banking, merchant accounts, on-line banking, TouchTone Banking and five 24-hour automated teller machines which are located at the Company's Santa Monica, Cedars Sinai Medical Center, Tarzana, Pasadena and Redlands facilities.

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

   In order to compete with other financial service entities in its service area, the Company relies principally upon promotional activity, personal contacts obtained through its officers, directors, employees and shareholders as well as high levels of client service and responsiveness. The Company's promotional activities emphasize the advantages of banking with a locally headquartered institution attuned to the particular needs of the health care community. Additionally, the Company is informed of the current trends and changing financial services needs of the health care industry through membership in trade associations, directorships of health care organizations and through feedback from existing health care clients of the Company. For clients whose credit demands exceed the Company's lending limits, the Company attempts to arrange for such loans on a participated basis with institutions who desire to work with the Company to leverage its industry expertise. The Company also assists clients requiring services not offered by the Company by obtaining these services through its correspondent banks and/or other joint relationships.


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

   The FRB has significant supervisory and regulatory authority over Bancorp and its affiliates. The FRB requires Bancorp to maintain certain levels of capital. See "Capital Standards." The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms."

   Under the BHCA, an investor generally must obtain the prior approval of the FRB before it exercises a controlling influence over or acquires, directly or indirectly, more than 5% of any class of voting shares or substantially all of the assets of any bank or bank holding company or other company. Thus, Bancorp is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with Bancorp also would be required to obtain the approval of the FRB.

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

   The following table presents the capital ratios for the Company and the Bank, compared to the standards for well capitalized depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed adequately capitalized under applicable federal regulations, as of December 31, 1997.

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                      For Capital                    Prompt Corrective
                                    Actual                         Adquacy Purposes                  Action Provisions
                          --------------------------        ----------------------------        ----------------------------
(in thousands)               Amount        Ratio               Amount          Ratio               Amount          Ratio
                          -----------   ------------        ------------   -------------        ------------   -------------
COMPANY
Leverage/1/               $16,127          6.38%            $10,111           4.00%             $12,639           5.00%
Tier 1 Risk-Based          16,127         11.54               5,590           4.00                8,385           6.00
Total Risk-Based           23,311         16.68              11,180           8.00               13,975          10.00

BANK
Leverage                  $20,466          8.13%            $10,069           4.00%             $12,586           5.00%
Tier 1 Risk-Based          20,466         14.73               5,558           4.00                8,336           6.00
Total Risk-Based           22,203         15.98              11,115           8.00               13,894          10.00

/1/ The minimum required by the FRB is 3%; for all but the most highly-rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.


Prompt Corrective Action and Other Enforcement Mechanisms

   FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions (but not bank holding companies), including but not limited to those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 1997, the Bank was deemed to be well capitalized.

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

   Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the federal regulators to define well capitalized, adequately capitalized and undercapitalized are the same as in the prompt corrective action regulations, discussed above. The BIF assessment rates during 1997 are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.

                   ASSESSMENT RATES EFFECTIVE JANUARY 1, 1996

                                 Group A   Group B   Group C
                                 -------   -------   -------

     Well Capitalized.........         0         3        17
     Adequately Capitalized...         3        10        24
     Undercapitalized.........        10        24        27

     FDICIA requires all insured depository institutions to undergo a full-scope on-site examination by their primary federal banking agency at least once every twelve months. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.


OTHER ENACTED AND PROPOSED LEGISLATION

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


RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997 the FASB issued SFAS No. 129, "Disclosure of Information Account Capital Structure." SFAS No. 129 consolidates existing reporting standards for disclosing information about an entity's capital structure.
SFAS No. 129 also supersedes previously issued account statements. The Company adopted SFAS No. 129 as of December 31, 1997. The impact on the Company is not significant as the Company's existing disclosures are generally in compliance with the disclosure requirements in SFAS No. 129.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The impact on the Company of adopting SFAS No. 130 is not expected to be material to the Company's existing disclosure.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statement for periods beginning after December 15, 1997, with comparative information for earlier years to be restated. The Company is currently assessing the effect of adopting SFAS No. 131.

EMPLOYEES

     As of December 31, 1997, the Bancorp had no full-time salaried employees. All compensation of Bancorp's executive officers was paid by the Bank with a portion of such compensation reimbursed by Bancorp. The Bank employed 113.5 full-time equivalent employees as of December 31, 1997.


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



     A settlement between Bancorp, the Bank and St. Paul Mercury Insurance Company, Bancorp's and the Bank's director and officer liability insurance carrier, was finalized in December 1997. Pursuant to the settlement agreement, St. Paul reimbursed Bancorp and the Bank $600,000 for certain non-recurring legal expenses in connection with the 1996 proxy contest and the litigation related thereto.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Bancorp did not submit any matters to a vote of its stockholders during the fourth quarter of 1997.

                                    Part II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Market Information and Holders
------------------------------

     The Bancorp sold its shares of Common Stock on a best-efforts basis commencing May 12, 1982, at $7.62 per share. The offering was completed in August 1982, and the stock was traded on NASDAQ until December 1991. The Bancorp's Common Stock began trading on the American Stock Exchange on December 3, 1991 under the symbol "MDB." On January 19, 1993, the Bancorp completed a private offering of 341,775 shares of common stock at a price of $12.62 per share; 326,550 shares were purchased as of December 31, 1992. On June 23, 1995, the Bancorp declared a 5% stock dividend paid on July 19, 1995. On May 14, 1996, the Bancorp declared a 5% stock dividend paid on June 21, 1996. As of December 31, 1997, the Bancorp estimated there were approximately 730 registered shareholders.

     The following table sets forth the range of stock price for the Bancorp's common stock for each of the quarters in the two years ended December 31, 1997, adjusted for the 5% stock dividends mentioned above:

            Quarter                       High                     Low
      --------------------            ------------            ------------
      1st Quarter 1996                       12.63                   10.47
      2nd Quarter 1996                       11.78                   10.23
      3rd Quarter 1996                       11.25                    8.88
      4th Quarter 1996                       10.38                    9.75
      1st Quarter 1997                       12.63                   10.13
      2nd Quarter 1997                       12.00                   11.50
      3rd Quarter 1997                       16.75                   13.25
      4th Quarter 1997                       16.00                   14.38

     The foregoing reflects information available to the Bancorp and does not necessarily include all trades in the Bancorp's stock during the relevant period. According to information available to the Bancorp, the closing price of the Bancorp's common stock on December 31, 1997, was $15.56.

Dividends
---------

     The Bancorp has not paid any cash dividends since its formation.

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

     The Bancorp is a legal entity separate and distinct from its banking subsidiary, and is not currently intending to engage in any activities other than acting as a BHC. Accordingly, the Bancorp's principal source of funds, including funds available for payment of cash dividends to shareholders, will consist of dividends paid and other funds advanced to the Bancorp by its subsidiary. Statutory and regulatory requirements impose limitations on the amount of dividends payable by the Bank to the Bancorp and on extensions of credit by the Bank to the Bancorp.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
---------------------------------------------

     The following table presents selected consolidated financial data for the Company at or for the five years ended December 31, 1997. The information below is qualified in its entirety by the detailed information and financial statements of the Company included elsewhere herein or incorporated by reference and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                              At or For the Year Ended December 31,
                                                              1997            1996            1995            1994            1993
                                                            --------        --------        --------        --------       --------
STATEMENT OF OPERATIONS DATA:                                              (Dollars in thousands, except per share data)
  Interest income                                           $ 16,709        $ 17,650        $ 20,903        $ 17,799       $ 15,092
  Interest expense                                             3,826           4,850           6,539           4,180          3,758
  Net interest income                                         12,883          12,800          14,364          13,619         11,334
  Provision for loan losses                                      180           4,136           1,539             703            253
  Net (loss) gain on sale of securities
    available-for-sale                                             -             (71)          1,018            (213)           398
  Other operating income                                       1,793           1,515           1,435           1,524          1,419
  Operating expense                                           12,125          15,545          12,090          12,093         10,624
  Income tax (benefit) provision                                 892          (1,712)          1,182             881            922
  Net earnings (loss)                                          1,479          (3,725)          2,006           1,253          1,352
PER SHARE DATA:
  Basic (loss) earnings per share                           $   1.10        $  (2.78)       $   1.57        $   1.00       $   1.08
  Diluted (loss) earnings per share                             0.97           (2.78)           1.28            0.82           1.03
  Book value per share                                         11.69           10.47           13.69           12.37          11.74
BALANCE SHEET DATA:
  Total assets                                              $253,828        $264,287        $322,165        $315,005       $257,677
  Total loans                                                105,857          93,133         100,085         103,745        117,803
  Securities held-to-maturity                                 35,100          41,872          48,517         120,735         94,893
  Securities available-for-sale                               52,696          54,468          81,520          47,003         25,650
  Total deposits                                             229,464         241,277         297,466         293,631        241,144
  Stock subject to repurchase                                      -               -               -               -            781
  Shareholders' equity                                        15,863          14,042          17,508          15,432         14,642
PERFORMANCE AND LEVERAGE RATIOS:
  Return on average assets                                      0.61%          -1.38%           0.64%           0.43%          0.53%
  Return on average equity                                      9.48          -23.89           12.40            8.78           9.80
  Average equity to average assets                              6.45            5.78            5.14            5.27           5.36
  Net interest margin/1/                                        6.04            5.38            5.07            5.19           4.95
  Efficiency ratio/2/                                          82.62          109.13           71.89           81.00          80.78
ASSET QUALITY RATIOS:/3/
  Nonperforming loans to total loans                            0.83%           1.63%           4.18%           2.57%          2.04%
  Nonperforming assets:
    to total loans                                              1.09            1.93            4.27            2.67           2.13
    to total loans and OREO                                     1.08            1.92            4.26            2.67           2.12
    to total assets                                             0.45            0.68            1.32            0.88           0.97
  Allowance for loan losses:
    to total loans                                              1.70            2.42            1.07            0.95           0.89
    to nonperforming loans                                    205.47          148.13           25.64           36.91          43.70
    to nonperforming assets                                   156.83          125.66           25.11           35.50          41.85
  Net charge-offs to average total loans                        0.65            3.04            1.45            0.69           0.09

/1/ Ratio of net interest income to average interest-earning assets.
/2/ Efficiency ratio equals operating expense divided by net interest income and other operating income.
/3/ Nonperforming loans and nonperforming assets do not include accruing loans
    90 days or more past due.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

     The Company recorded net earnings of $1,479,000, or $0.97 diluted earnings per share, for the year ended December 31, 1997, compared with a net loss of $3,725,000, or $2.78 diluted loss per share, in 1996. The net loss in 1996 resulted from a decrease in net interest income as loan and deposit balances declined, certain non-recurring costs relating to a proxy contest and related litigation, and certain non-recurring costs relating to a management restructuring. In 1995, the Company generated net earnings of $2,006,000 or $1.28 diluted earnings per share. The provision for loan losses was $180,000 in 1997, compared to $4,136,000 in 1996 and $1,539,000 in 1995. The significant increase in the provision for loan losses in 1996 was a result of an increase in loans charged-off and management's evaluation of the risk inherent in the loan portfolio.

     The Company experienced an increase in gross loans of $12,724,000, or 13.7% growth, from $105,857,000 at December 31, 1997 compared to $93,133,000 at December 31, 1996. Conversely, deposits decreased $11,813,000, or 4.9%, from $241,277,000 at December 31, 1996 to $229,464,000 at December 31, 1997. This
decrease occurred primarily in time certificates of deposits which decreased $3,793,000 from $31,323,000 at December 31, 1996 to $27,530,000 at December 31,
1997 and savings and money market deposits which declined $9,633,000 from $98,859,000 to $89,226,000 at December 31, 1996 and 1997, respectively.

     At December 31, 1997, nonaccrual loans totaled $877,000, or 0.83%, of total loans as compared with $1,521,000 or 1.63% of total loans at December 31, 1996. Net charge-offs decreased to $631,000 or 0.65% of average outstanding loans of $97,197,000 in 1997, as compared with $2,953,000 or 3.04% of average loans of $97,147,000 in 1996.


RESULTS OF OPERATIONS

     For the year ended December 31, 1997, the Company recorded net earnings of $1,479,000 or $1.10 basic earnings per share and $0.97 diluted earnings per share. Included in pretax income in 1997 is $600,000 which the Company received as reimbursement for certain non-recurring legal expenses in connection with a 1996 proxy contest and the litigation related thereto. This compares with a net loss of $3,725,000, or $2.78 basic and diluted loss per share, in 1996 and net earnings of $2,006,000 or $1.28 diluted earnings per share in 1995. This resulted in a return on average equity of 9.48% in 1997 as compared to a negative return on average equity of (23.89%) in 1996 and 12.40% in 1995. Additionally, the return on average assets for 1997, 1996 and 1995 was 0.61%, (1.38)%, and 0.64%, respectively.

     The following table presents the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three years ended December 31, 1997.


                                                                 1997
                                                                 ----
                                                   Average      Yield/
(in thousands)                                     Balance(2)    Rate        Interest
                                                   -------     --------      --------
Assets
Interest-earning assets:
   Securities                                     $ 94,084         6.20%      $ 5,834
   Loans/(1)/                                       97,197         9.97         9,686
   Federal funds sold                               21,510         5.39         1,160
   Interest-earning deposits - banks                   463         6.26            29
                                                  --------                    -------
        Total interest-earning assets              213,149         7.84        16,709
                                                  --------                    -------
Deferred loan fees                                    (170)
Allowance for loan losses                           (2,157)
Nonearning assets:
   Cash and due from banks                          22,264
   Premises and equipment                            1,658
   Accrued interest receivable                       1,152
   Other assets                                      5,951
                                                  --------
        Total assets                              $241,952
                                                  ========

Liabilities and shareholders' equity
Interest-bearing liabilities:
   Interest-bearing deposits                      $ 12,887         0.84%       $  108
   Savings and money market deposits                94,755         1.92         1,821
   Time deposits                                    29,377         4.79         1,408
   Convertible notes                                 5,572         8.49           473
   Repurchase agreements                               274         5.84            16
   Stock subject to repurchase                           -           -              -
                                                  --------                     ------
        Total interest-bearing liabilities         142,865         2.68         3,826
                                                  --------                     ------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits              81,379
   Other liabilities                                 2,113
   Shareholders' equity                             15,595
                                                  --------
        Total liabilities and
          shareholders' equity                    $241,952
                                                  ========

Interest income as a percentage of average
   earning assets                                                  7.84%
Interest expense as a percentage of average
   interest-bearing liabilities                                    2.68
Net interest margin and income (3)                                 6.04       $12,883
                                                                              -------
                                                                 1996
                                                                 ----
                                                   Average      Yield/
                                                   Balance(2)    Rate        Interest
                                                   -------     --------      --------
Assets
Interest-earning assets:
   Securities                                    $ 119,819         6.29%      $ 7,541
   Loans/(1)/                                       97,147         9.30         9,030
   Federal funds sold                               20,020         5.27         1,056
   Interest-earning deposits - banks                   992         2.32            23
                                                 ---------                    -------
        Total interest-earning assets              237,978         7.42        17,650
                                                 ---------                    -------
Deferred loan fees                                     (87)
Allowance for loan losses                           (2,260)
Nonearning assets:
   Cash and due from banks                          24,318
   Premises and equipment                            1,741
   Accrued interest receivable                       1,320
   Other assets                                      6,810
                                                  --------
        Total assets                              $269,820
                                                  ========

Liabilities and shareholders' equity
Interest-bearing liabilities:
   Interest-bearing deposits                      $ 13,247         0.72%      $    96
   Savings and money market deposits                98,363         1.72         1,693
   Time deposits                                    49,065         4.89         2,399
   Convertible notes                                 5,612         8.50           477
   Repurchase agreements                             3,422         5.41           185
   Stock subject to repurchase                           -            -             -
                                                  --------                    -------
        Total interest-bearing liabilities         169,709         2.86         4,850
                                                  --------                    -------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits              81,869
   Other liabilities                                 2,653
   Shareholders' equity                             15,589
                                                  --------
        Total liabilities and
          shareholders' equity                    $269,820
                                                  ========

Interest income as a percentage of average
   earning assets                                                  7.42%
Interest expense as a percentage of average
   interest-bearing liabilities                                    2.86
Net interest margin and income                                     5.38       $12,800
                                                                              =======

                                                                 1995
                                                                 ----
                                                   Average      Yield/
                                                   Balance(2)    Rate        Interest
                                                   -------     --------      --------
Assets
Interest-earning assets:
   Securities                                     $160,612         6.47%      $10,395
   Loans/(1)/                                      100,985         9.18         9,267
   Federal funds sold                               21,074         5.83         1,228
Interest-earning deposits - banks                      596         2.18            13
                                                  --------                    -------
        Total interest-earning assets              283,267         7.38        20,903
                                                  --------                    -------
Deferred loan fees                                     (74)
Allowance for loan losses                             (948)
Nonearning assets:
   Cash and due from banks                          25,226
   Premises and equipment                            1,603
   Accrued interest receivable                       1,488
   Other assets                                      4,062
                                                  --------
        Total assets                              $314,624
                                                  ========

Liabilities and shareholders' equity
Interest-bearing liabilities:
   Interest-bearing deposits                      $ 14,396         0.73%      $   105
   Savings and money market deposits               113,974         1.72         1,959
   Time deposits                                    74,639         5.07         3,786
   Convertible notes                                 5,706         8.50           485
   Repurchase agreements                             3,458         5.90           204
   Stock subject to repurchase                           -            -             -
                                                  --------                     ------
        Total interest-bearing liabilities         212,173         3.08         6,539
                                                  --------                     ------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits              85,116
   Other liabilities                                 1,164
   Shareholders' equity                             16,171
                                                  --------
        Total liabilities and
          shareholders' equity                    $314,624
                                                  ========

Interest income as a percentage of average
   earning assets                                                  7.38%
Interest expense as a percentage of average
   interest-bearing liabilities                                    3.08
Net interest margin and income                                     5.07       $14,364
                                                                              =======

/(1)/ Nonaccrual loans are included in average balance calculations; however, interest on such loans has been excluded in computing the average yields for the periods.

/(2)/ Average balances are primarily computed on daily balances during the period. When such balances are not available, averages are computed on a monthly basis.

/(3)/ The net interest margin for a period is net interest income divided by average interest-earning assets.

     NET INTEREST INCOME

     The Company's operating results depend primarily on net interest income, which represents the difference between the interest and fees earned on loans and investments less interest paid on deposits and other liabilities. Net interest margin is calculated as the net interest income recognized for a period over the average interest-earning assets for the same period.

     Net interest income before provision for loan losses for the year ended December 31, 1997 was $12,883,000 or approximately the same as December 31, 1996. In 1997 net interest margin was impacted by a decline in average interest-earning assets which declined $24,724,000, or 10.4%, from $237,978,000 at December 31, 1996 to

$213,254,000 at December 31, 1997 coupled with an increase in the yield on average interest-earning assets which increased 42 basis points from 7.42% to 7.84% at December 31, 1996 and 1997, respectively. The primary decline in average interest-earning assets in 1997 was in average securities which declined $25,735,000 from December 31, 1996 to December 31, 1997 and federal funds sold which declined for the same period.

     Net interest income before provision for loan losses for the year ended December 31, 1996 was $12,800,000, a decrease of $1,564,000 or 10.89% from 1995.
The decrease in the net interest income was primarily due to a decrease of approximately $45,289,000 in average interest-earning assets, including a decline in loan volume and a restructuring of the investment portfolio, and a decrease of $42,225,000 in average interest-bearing liabilities, primarily time deposits. A reduction of net interest income attributable to a decrease in earning assets was partially offset by a 31 basis point increase in net interest margin to 5.38% in 1996 from 5.07% in 1995.

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

                                                   1997 Compared With 1996             1996 Compared With 1995
                                                   -----------------------             -----------------------
(in thousands)                                     Volume    Rate    Total          Volume    Rate    Total
                                                   ------    ----    -----          ------    ----    -----
Increase (decrease) in interest income:
     Securities                                   $(1,598)  $(109)  $(1,707)       $(2,575)  $(279)  $(2,854)
     Loans                                              5     651       656           (356)    119      (237)
     Federal funds sold                                80      24       104            (59)   (113)     (172)
     Interest-bearing deposits - banks                (17)     23         6              9       1        10
                                                  -------   -----   -------        -------   -----   -------
                                                   (1,530)    589      (941)        (2,981)   (272)   (3,253)

Increase (decrease) in interest expense:
     Interest-bearing demand deposits                  (3)     15        12             (8)     (1)       (9)
     Savings and money market deposits                (64)    192       128           (269)      3      (266)
     Time deposits                                   (945)    (46)     (991)        (1,255)   (132)   (1,387)
     Convertible notes                                 (3)     (1)       (4)            15     (23)       (8)
     Repurchase agreements                           (183)     14      (169)            (2)    (17)      (19)
     Stock subject to repurchase                        -       -         -              -       -         -
                                                  -------   -----   -------        -------   -----   -------
                                                   (1,197)    173    (1,024)        (1,519)   (170)   (1,689)
                                                  -------   -----   -------        -------   -----   -------

Increase (decrease) in net interest income        $  (333)  $ 416   $    83        $(1,462)  $(102)  $(1,564)
                                                  =======   =====   =======        =======   =====   =======

     Interest income for 1997 was $16,709,000 compared to $17,650,000 for 1996 and $20,903,000 for 1995. This decrease was primarily due to a decrease in the securities held-to-maturity and available-for-sale which resulted in a $1,598,000 decrease in interest income in 1997 and $2,575,000 decrease in 1996. Interest expense declined in 1997 to 3,826,000 from $4,850,000 in 1996, representing a decrease of approximately $1,024,000. Interest expense decreased in 1997 primarily as a result of a decline in time deposits which declined $19,688,000, or 40.1%, from an average of $49,065,000 in 1996 to
$29,377,000 in 1997. Average interest-bearing deposits decreased $23,656,000 from an average balance of $160,675,000 in 1996 to $137,019,000 in 1997. The net effect of this decrease in average interest-bearing deposits and increase in rates paid was a reduction in interest expense of approximately $851,000 in 1997.

     In 1995 interest income of $20,903,000 was greater than recorded in 1996 primarily due to an increase in average interest-earning assets from $283,267,000 in 1995 compared to $237,978,000 in 1996. The decrease in total interest expense of $1,689,000 from $6,539,000 for the year ended December 31, 1995 to $4,850,000 for the year ended December 31, 1996 was associated with the decrease of $42,225,000 in average interest-bearing liabilities The cost of funds in 1995 was significantly higher than in 1996 due to the funding of the investment portfolio which was accomplished through higher cost time deposits.

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

     Provision for Loan Losses

     The Company maintains an allowance for loan losses in order to adequately provide for the risks of loss associated with its loan portfolio. See "Balance Sheet Analysis - Credit Risk Management and Asset Quality." Additions to the allowance for loan losses are made through charges to operations as a provision for loan losses. The provision for loan losses for 1997 was $180,000, $4,136,000 for 1996 and $1,539,000 for 1995. The decrease in the provision for loan losses in 1997 was a result of an overall improvement in the loan portfolio as a result of improved credit administration practices. The increase in the provision for 1996 over 1995 was primarily due to charge-offs, net of recoveries, of $2,953,000 as compared with $1,452,000 in 1995. Net charge-offs to average outstanding loans decreased to 0.65% in 1997 from 3.04% in 1996 and 1.45% in 1995. Based on management's evaluation of the inherent risk in the loan portfolio, the allowance for loan losses was decreased to 1.70% of total loans as of December 31, 1997 compared to 2.42% of total loans as of December 31, 1996, and 1.07% as of December 31, 1995. See "Allowance for Loan Losses" for further information on net charge-offs.

     Other Operating Income

     Other operating income increased $349,000 in 1997 over 1996 primarily due to an increase in service charges on deposits which increased $122,000 over 1996 and an increase in other income of $119,000. Other operating income in 1996 decreased $1,009,000 to $1,444,000 when compared with $2,453,000 in 1995. This decrease was primarily attributable to a net loss of $71,000 in securities transactions during 1996, compared with a net gain of $1,018,000 in 1995. Securities were sold during 1996 to reflect the decreased deposit base as well as the restructuring of the investment portfolio. In addition, other income increased approximately $95,000 over 1995.

     Other Operating Expenses

     For the year ended December 31, 1997, other operating expenses were $12,125,000, representing a decrease of $3,420,000 from $15,545,000 in 1996.
Other operating expenses in 1996 were higher than 1997 due primarily to the recognition of approximately $2,579,000 in nonrecurring legal expenses, settlement costs associated with the proxy contest and related litigation, certain other nonrecurring costs associated with a management restructuring and other one time expenses related to prior benefits. The ratios of operating expenses to average assets for 1997, 1996 and 1995 were 5.01%, 5.76% and 3.84%, respectively. Excluding the nonrecurring costs, the ratio for 1996 would have been

4.81%. The following table summarizes changes in other operating expenses for the years ended December 31, 1997, 1996 and 1995.

                                                                                Increase (Decrease)
                                                                                -------------------
(in thousands)                                      1997      1996      1995    1997/1996 1996/1995
                                                   -----      ----      ----    -------------------
Salaries and employee benefits                   $ 5,804   $ 5,945   $ 5,859   $  (141)   $    86
Occupancy                                          1,481     1,386     1,382        95          4
Legal fees, net of legal settlement                 (106)    2,754       799    (2,860)     1,955
Furniture and equipment                              829       697       736       132        (39)
Professional services                              1,346       930       605       416        325
Strategic planning and investor relations            375         -         -       375          -
FDIC assessment                                       27         1       321        26       (320)
Office supplies                                      227       288       281       (61)         7
Other assessments                                    225       299       271       (74)        28
Telephone                                            273       271       227         2         44
Audit, accounting and examinations                   132       201       149       (69)        52
Postage                                              150       154       147        (4)         7
Messenger service                                     71       178       121      (107)        57
Imprinted checks                                      91       138       121       (47)        17
Donations                                            101       135       113       (34)        22
Meetings and business development                    163       126        66        37         60
Severance payments and accruals                        -     1,006         -    (1,006)     1,006
Other                                                936     1,036       892      (100)       144
                                                 -------   -------   -------   -------    -------
          Total other operating expenses         $12,125   $15,545   $12,090   $(3,420)   $ 3,455
                                                 =======   =======   =======   =======    =======

     The increase in operating expenses in 1996 was primarily the result of the expenses incurred in connection with a contested election of directors at the 1996 Annual Shareholders Meeting and related litigation, including legal fees in the amount of $1,404,000, proxy solicitation costs of $58,000, and printing costs of $111,000. As part of the Settlement Agreement, proxy costs incurred by the Shareholders Protective Committee were reimbursed by the Company. In December 1997, Bancorp and Bank received a settlement of $600,000 for reimbursement of a portion of these fees from St. Paul Mercury Insurance Company. Management changes related to the settlement, including payments to Mr. Kovner, resulted in severance payments of $1,006,000.

     Excluding these nonrecurring expenses, other operating expenses in 1996 were $841,000 greater than other operating expenses in 1997. Substantially, most of the decline in 1997 was in the area of legal fees which were improved due to receipt of an insurance settlement regarding certain non-recurring legal expenses. Legal fees increased $551,000 in 1996 from 1995 due to management's efforts to collect on a number of certain problem loans, of which approximately $400,000 was collected through recoveries. Professional services also increased in 1997 over 1996 and in 1996 over 1995 as temporary personnel, including outside consultants, were required to continue business on an ongoing basis. This increase was partially offset during 1996 by decreased salaries of approximately $180,000 during the third and fourth quarter of 1996 as compared with the first six months of 1996. Additionally, during 1996, the FDIC insurance premium decreased $320,000 from 1995.

     The Company and the Bank entered into a Consulting Agreement dated August 12, 1996 with Network Health Financial Services, Inc. ("NHFS"), a California corporation for which Melinda McIntyre-Kolpin serves Chief Executive Officer. Pursuant to the Consulting Agreement, NHFS provides consulting services to the Company and the Bank with respect to personnel matters, operational procedures and client development and retention. NHFS is paid its actual costs incurred in the performance of its duties under the Consulting Agreement (including hourly rates for certain specified NHFS personnel while they are performing consulting services), plus an additional 25% of such costs. In addition, the Company and Bank pay flat monthly rates for the services of Ms. McIntyre-Kolpin and Patti Derry. During 1997, the Company and the Bank paid NHFS the amount of $708,000 pursuant to the Consulting Agreement. Any party may terminate the Consulting Agreement by giving 30 days' notice to the other parties. The Company is also exploring some form of strategic alliance with NHFS as a primary focus of the Company's growth strategy.

     Income Taxes

     The Company recorded an income tax provision (benefit) of $892,000, $(1,712,000) and $1,182,000 in 1997, 1996 and 1995 respectively. The effective tax rate in these years were 37.6%, 31.5% and 37.1%. For further information, see Note 7 of Notes to Consolidated Financial Statements.


BALANCE SHEET ANALYSIS

     Total assets were $253,828,000 at December 31, 1997, representing a decrease of $10,459,000, or 4.0% from $264,287,000 at December 31, 1996.
Average assets during 1997 and 1996 were $241,952,000 and $269,820,000, respectively. The decrease in average assets during 1997 was due primarily to a decrease in securities held-to-maturity and available-for-sale which declined $25,735,000 from an average of $119,819,000 for 1996 to an average of $94,084,000 for 1997. Gross loans at December 31, 1997 were $105,857,000, compared with $93,133,000 at December 31, 1996. Total deposits at December 31, 1997 and 1996 were $229,464,000 and $241,277,000, respectively. The majority of the decline in deposits occurred in savings and money market deposits which declined $9,633,000 from $98,859,000 at December 31, 1996 to $89,226,000 at
December 31, 1997.   Increased loan demand is reflective of improved marketing
efforts as well as an internal focus on credit administrative practices. Moreover, continued consolidation within the health services industry, which the Company serves, has created demand for credit.


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

     The following table sets forth the amounts of loans outstanding by type of credit extension as of the dates indicated.

(in thousands)                           1997               1996               1995                1994                1993
                                      ---------------------------------------------------------------------------------------------
Commercial                           $ 86,243            $73,577           $ 77,012            $ 83,239            $ 94,406
Real estate secured commercial         10,512             10,079             13,241               8,863               9,655
                                     --------            -------           --------            --------            --------
     Subtotal                          96,755             83,656             90,253              92,102             104,061
Equity lines of credit                  6,288              6,202              6,070               7,195               8,138
Other lines of credit                   1,524              1,832              1,997               2,119               2,261
Installment                             1,253              1,375              1,625               2,072               2,887
Lease financing                            37                 68                140                 257                 456
                                     --------            -------           --------            --------            --------
     Total loans                      105,857             93,133            100,085             103,745             117,803

Less:  allowance for loan losses       (1,802)            (2,253)            (1,070)               (983)             (1,048)
Less:  deferred loan fees, net           (155)              (121)               (71)                (82)                (78)
                                     --------            -------           --------            --------            --------
     Net loans                       $103,900            $90,759           $ 98,944            $102,680            $116,677
                                     ========            =======           ========            ========            ========

Fixed rate                           $  6,935       7%   $ 7,075       8%  $ 11,240      11%   $  7,756       7%   $  7,703   7%
Variable rate                          98,922      93%    86,058      92%    88,845      89%     95,989      93%    110,100  93%
                                     --------            -------           --------            --------            --------
     Total loans                     $105,857            $93,133           $100,085            $103,745            $117,803
                                     ========            =======           ========            ========            ========

     There was no category of loans exceeding 10% of total loans which was not otherwise disclosed as a distinct line item in the above table. Commercial loans represent extensions to a wide array of individuals, companies, both within and outside of the Company's market area. In addition, there were no construction loans outstanding at December 31, 1997 or 1996.

     The Company generally underwrites loans on the basis of adequate cash flow, historical, current and as appropriate pro forma, and looks to supporting collateral as a secondary source of repayment in most extensions. In the opinion of management, the Company's loan policies conform with applicable regulatory lending standards.

     Commercial Loans and Real Estate Secured Commercial Loans. At December 31, 1997 the Company's commercial and real estate secured commercial loans totaled $96,755,000 or 91% of total loans compared to $83,656,000 or 90% of total loans on December 31, 1996. Of the total, real estate secured commercial loans accounted for only $10,512,000 at December 31, 1997 and $10,079000 at December 31, 1996. Commercial and real estate secured commercial loans consist primarily of short- to medium-term financing for small- to medium-sized health care-related companies and professionals located in Southern California. The commercial and real estate secured commercial loans are primarily concentrated in the same sectors of the medical community as the Company's deposit base is drawn from and consists of sole medical practitioners, small groups practices, large single-specialty groups, multi-specialty medical groups and other outpatient health care service companies. Real estate transactions are underwritten with cash flow adequacy and diversity as the primary underwriting criteria. Although collateral offered provides adequate secondary support, the underwriting additionally considers other assets/net worth available to support repayment. Approximately 81% of total loans at December 31, 1997 were commercial loans which were unsecured or collateralized by various business and personal property assets, including equipment, accounts receivable contracts, and proceeds thereof, including capitation payments. As a matter of policy, the Company's commercial loan borrowers are required to submit financial statements and other financial data (for example, accounts receivable agings and enrollment summaries) on a periodic basis, in conformity with loan policies and procedures and regulatory guidelines, to loan officers for their review in monitoring the financial position and cash flows trends of borrowers. Under this policy, management generally places a higher level of scrutiny on borrowers failing to submit the required financial information. Senior lending officers review delinquency reports, overdrafts, borrowers' payment histories and periodic financial data to monitor creditworthiness and identify potential problem loans. Loan to value ratios on commercial loans secured by real estate generally range from approximately 30% to 80% at origination. The Company's real estate secured commercial loans are repaid typically through cash flows from the borrowers' business with shorter term maturities (three to five years) and amortizations usually no longer than 15 years and are not classified by the Company as real estate-mortgage loans.

     Equity Lines of Credit. At December 31, 1997 and 1996, equity lines of credit aggregated approximately $6,288,000 or 6% of total loans, and $6,202,000 or 7% of total loans, respectively. Loan-to-appraised value ratios at the loan origination date generally do not exceed 85% and all such loans have variable rate structures. A majority of these lines of credit are secured by junior trust deeds on residential real estate and require monthly principal payments. Equity lines generally have a five year maturity and are subject to an annual review of the financial condition of the borrower.

     Other Lines of Credit. At December 31, 1997 and 1996, other lines of credit aggregated approximately $1,524,000 or 1% of total loans, and $1,832,000 or 2% of total loans, respectively. Other lines of credit are generally unsecured and include overdraft protection facilities and revolving lines of credit. Overdraft lines are attached to checking accounts to cover short-term shortfalls in cash flow. Interest rates are fixed at 18%.

     Installment Loans. At December 31, 1997 and 1996, installment loans aggregated approximately $1,253,000 and $1,375,000, respectively. This loan category primarily includes automobile loans. Loan-to-appraised value ratios at the loan origination date range up to 100% for automobile installment loans with maturity and amortizations generally up to 60 months.

     The following table shows the maturity distribution of the Company's loans outstanding at December 31, 1997, and is based on the remaining scheduled repayments of principal, as due within the periods indicated.

                                            After One           After
                           Through           through             Five
(in thousands)             One Year         Five Years          Years              Total
                          ------------------------------------------------------------------
Commercial               $57,356           $28,474           $   413           $ 86,243
Real estate commercial     3,255             6,375               882             10,512
Equity lines of credit     1,276             4,553               458              6,287
Other lines of credit      1,095               429                 2              1,526
Installment                  401               822                29              1,252
Lease financing               37                -               -                    37
                         -------           -------           -------           --------
     Total               $63,420           $40,653           $ 1,784           $105,857
                         =======           =======           =======           ========

Fixed rate               $ 2,897     5%    $ 3,002     6%    $ 1,036    22%    $  6,935
Variable rate             50,598    95%     44,591    94%      3,733    78%      98,922
                         -------           -------           -------           --------
    Total                $53,495           $47,593           $ 4,769           $105,857
                         =======           =======           =======           ========

     Loan Commitments

     In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit for working capital, tenant improvements, other term purposes and include standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional (principal) amount of those instruments. However, other than letters of credit, all such documents contain legal language that would allow the Company an ability for non-advance. Accordingly, loss potential is minimized for commitments extended under such document. At December 31, 1997 and 1996, the Company had commitments to extend credit of approximately $32,048,000 and $38,931,000, respectively, and obligations under standby letters of credit of approximately $6,832,000 and $4,610,000, respectively.

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

     The table below sets forth information about nonperforming assets, which included nonaccrual loans and other real estate owned ("OREO"), and accruing loans 90 days or more past due and certain ratios:

                                                                            December 31,
                                                       -----------------------------------------------
(in thousands)                                           1997      1996      1995      1994      1993
                                                       ------   -------   -------   -------    -------
Nonperforming Assets:
Nonperforming loans                                    $  877    $1,521    $4,173    $2,663    $2,398
Other real estate owned (OREO)                             -          -        90       106       106
Other repossessed assets                                  272       272         -         -         -
                                                       ------    ------    ------    ------    ------
     Total nonperforming assets                        $1,149    $1,793    $4,263    $2,769    $2,504
                                                       ======    ======    ======    ======    ======

Accruing loans 90 days or more past due                $   17    $  507    $  632    $  964    $    8
                                                       ======    ======    ======    ======    ======

Nonperforming loans to total loans/(1)/                  0.83%     1.63%     4.18%     2.57%     2.04%
Nonperforming assets/(1)/
     to total loans                                      1.09      1.93      4.27      2.67      2.13
     to total loans, OREO and repossessed assets         1.08      1.92      4.26      2.67      2.12
     to total assets                                     0.45      0.68      1.32      0.88      0.97

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

     An evaluation of the overall quality of the portfolio is performed at least quarterly to determine the level of the allowance for loan losses. This evaluation takes into consideration the classification of loans and the application of loss estimates attributable to these classifications. The Company classifies loans as pass, watch, special mention, substandard, doubtful, or loss based on classification criteria believed by management to be consistent with the criteria applied by regulatory agencies and consistent with sound banking practices. These classifications and loss estimates take into consideration all sources of repayment, underlying collateral, the value of such collateral, current and anticipated economic conditions, trends, and uncertainties and the historical accuracy of specific reserves attached to loans with serious perceived weakness. Additionally, the Company utilizes "migration analysis" as another means to assist management in estimating the level of the allowance for loan losses. Migration analysis is a statistical method which examines historic charge-off and classification trends prior to charge-off to estimate potential losses inherent in the loan portfolio. The above processes provide management with a reasonable basis to estimate the risk both actual and inherent in the portfolio. In addition, the Company utilizes a comprehensive program that considers numerous variables, of which migrations is one, to determine the adequacy of the allowance for loan losses for reserves nonspecific to certain credits. This program is consistent with methodologies in Banking Circular 201. Amongst others, consideration is given to historical and current trends in past due loans, charged-off loans, nonaccruals, and the nature and mix of the loan portfolio; and local, regional, industry, and national economic trends in determining loan loss adequacy. Finally, credit administration, corresponding loan policies and procedures, and timely problem loan identification are integral to a sound determination of the allowance for loan losses. Based on information available at December 31, 1997, management was of the opinion that a $1,802,000 allowance for loan losses, which constitutes 1.70% of total loans, was adequate as an allowance against probable and estimable losses.

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

The following tables provide a summary of the Company's allowance for loan losses and charge-off and recovery activity.

                                                                          December 31,
                                                       --------------------------------------------------
(in thousands)                                            1997      1996      1995      1994      1993
                                                       ---------- -------- ---------- --------- ---------
Gross loans outstanding at end of period               $105,857   $93,133  $100,085   $103,745  $117,803
Average loans outstanding                                97,197    97,147   100,985    111,446   115,421

Net charge-offs to average loans                           0.65%     3.04%     1.45%      0.69%     0.09%
Allowance for loan losses:
    to total loans                                         1.70      2.42      1.07       0.95      0.89
    to nonperforming loans/(1)/                          205.47    148.13     25.65      36.91     43.70
    to nonperforming assets/(1)/                         156.83    125.66     25.11      35.50     41.85

/(1)/ Nonperforming loans and nonperforming assets do not include accruing loans
      90 days or more past due.


The following table shows the historical allocation of the Company's allowance for loan losses and the percent of loans in each category to total loans at the dates indicated.

                                                                        December 31,
                                   ----------------------------------------------------------------------------------------
                                           1997              1996              1995            1994              1993
                                   Allowance         Allowance         Allowance         Allowance       Allowance
                                    for Loan   % of   for Loan   % of   for Loan   % of  for Loan  % of   for Loan   % of
(in thousands)                       Losses   Loans    Losses   Loans    Losses   Loans   Losses  Loans    Losses   Loans
                                  ----------  -----  ---------  -----  ---------  -----  -------- ------  --------  ------
Commercial                         $  683     82%     $1,584     79%     $ 711     77%     $587    80%   $  797       80%
Real estate secured commercial        104     10%        237     11         46     13        76     9       122        8
Equity lines of credit                111      6%        150      7        118      6       220     7        61        7
Other lines of credit                  43      1%         24      2          7      2         7     2        12        2
Installment                           177      1%          5      1          5      2         5     2         7        2
Lease financing                         -      -           -      -          -      -         1     -         1        1
Unallocated                           684      -         253      -        183      -        87     -        48        -
                                   ------      ----   ------    ----    ------    ----     ----   ----   ------      ----
     Total                         $1,802      100%   $2,253    100%    $1,070    100%     $983   100%   $1,048      100%


     The Company had approximately $1,199,000 in impaired loans as of December 31, 1997. The carrying value of impaired loans for which there is a related allowance for loan losses was $234,000, with the amount of specific allowance for loan losses allocated to these loans of $80,000. There were $965,000 in impaired loans for which there was no related specific allowance for loan losses. However, general allowance consistent with the level of allowance for similar loans with similar risk characteristics were maintained for impaired loans without specific allowance. The average recorded investment in impaired loans during 1997 was $1,342,000 and there was no income recorded utilizing either the cash basis or accrual basis method of accounting. Impaired loans at December 31, 1997 included $877,000 of nonaccrual loans.

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


     Securities

     The average yield on the Company's securities was 6.20% in 1997 compared with 6.29% in 1996 and 6.47% in 1995. The yield on securities in 1997 was approximately the same as in 1996. The decrease in yield in 1996 compared to 1995 was due to restructuring of the securities portfolio in order to better meet the Company's liquidity needs. Securities sold in connection with the restructuring during 1996 resulted in a net loss of approximately $71,000.

     The following table sets forth the carrying value of securities available-for-sale at the dates indicated.

                                                                   December 31,
                                                --------------------------------------------
(in thousands)                                   1997               1996             1995
                                               -------             ------           -------
U.S. Government securities                       $ 2,004             $     -           $     -
U.S. Government agency and
   mortgage-backed securities                   34,740              35,786            42,124
Small Business Administration securities         1,292               1,742             1,975
Collateralized mortgage obligations             14,660              16,940            37,421
                                               -------             -------           -------
        Total                                  $52,696             $54,468           $81,520
                                               =======             =======           =======

     The following table sets forth the maturities of securities available-for-sale at December 31, 1997 and the weighted average yields of such securities. Borrowers may have the right to prepay obligations with or without prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized below. Collateralized mortgage obligations often have stated maturities of over ten years but are subject to prepayments which accelerate actual maturities. See Notes 1 and 3 of Notes to Consolidated Financial Statements for further information about the available-for-sale portfolio.

                                                                                 Maturing
                                         --------------------------------------------------------------------------------------
                                                           After One        After Five
                                           Within           Through          Through           After
                                          One Year         Five Years       Ten Years        Ten Years          Total
(in thousands)                             Amount   Yield    Amount   Yield   Amount  Yield    Amount   Yield   Amount   Yield
                                          --------  -----  ---------- -----  --------------  ---------  -----   ------   -----
Securities Available-for-Sale:
U.S. Government securities                  $2,004  6.03%   $    -       -%   $  -       -%   $     -      -%   $ 2,004  6.03%
U.S. Government agency and
   mortgage-backed securities                    -           4,553    6.28       -             30,187   6.18     34,740  6.19
Small Business Administration
   securities                                    -     -         -       -     315    7.57        977   1.47      1,292  2.96
Collateralized mortgage obligations              -     -         -       -       -       -     14,660   6.23     14,660  6.23
                                            ------          ------            ----            -------           -------
Total                                       $2,004  6.03%   $4,553    6.28%   $315    7.57%   $45,824   6.10%   $52,696  6.12%
                                            ======          ======            ====            =======           =======

The following table sets forth the amortized cost of securities held-to-maturity at the dates indicated.

                                                         December 31,
                                        ------------------------------------
(in thousands)                            1997           1996         1995
                                        --------       --------      -------
U.S. Government securities               $ 3,054       $ 3,064       $ 3,074
U.S. Government Agency securities          2,750         3,250         3,749
U.S. Government Agency
   mortgage-backed securities             28,857        35,119        41,263
Collateralized mortgage obligations            -             -             -
Federal Reserve Bank stock                   439           439           431
                                         -------       -------       -------
        Total                            $35,100       $41,872       $48,517
                                         =======       =======       =======

          The following table sets forth the maturities of securities held-to-maturity at December 31, 1997 and the weighted average yields of such securities. Borrowers may have the right to prepay obligations with or without call or prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized below. Mortgage-backed securities generally have stated maturities of over ten years but are subject to likely and substantial prepayments which effectively accelerate actual maturities. See Notes 1 and 3 of Notes to Consolidated Financial Statements for further information about the held-to-maturity portfolio.

                                                                               Maturing
                                       ----------------------------------------------------------------------------------------
                                                       After One         After Five
                                        Within          Through           Through            After
                                       One Year        Five Years        Ten Years         Ten Years           Total
(in thousands)                          Amount  Yield    Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield
                                       -------  -----  ---------- -----  ---------  -----   --------  ------   ------   ------
Securities Held-to-Maturity:
U.S. Government securities             $   -       -%   $1,023    6.81%   $ 2,031   5.89%   $     -      -%   $ 3,054   6.20%
U.S. Government Agency securities          -       -         -       -      2,750   5.65          -      -      2,750   5.65
U.S. Government Agency
   mortgage-backed securities              -       -         -       -     13,020   6.55     15,837   6.34     28,857   6.46
Federal Reserve Bank stock                 -       -         -       -          -      -        439   6.00        439   6.00
                                       -----            ------            -------           -------           -------
Total                                  $   -       -%   $1,023    6.81%   $17,801   6.33%   $16,276   6.33%   $35,100   6.31%
                                       =====            ======            =======           =======           =======

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

                                                     1997                 1996                 1995
                                                     ----                 ----                 ----
                                               Average              Average              Average
(in thousands)                                 Balance     Rate     Balance     Rate     Balance     Rate
                                               -------     ----     -------     ----     -------     ----
Noninterest-bearing transaction accounts       $ 81,379       -%    $ 81,869       -%    $ 85,116       -%
Interest-bearing transaction accounts            12,887    0.84       13,247    0.72       14,396    0.73
Savings and money market accounts                94,755    1.92       98,363    1.72      113,974    1.72
                                               --------             --------             --------
                                                107,642    1.79      111,610    1.60      128,370    1.61
                                               --------             --------             --------

Time deposits:
Less than $100,000                                8,737    4.48        9,936    4.55       10,713    4.29
More than $100,000                               20,640    4.93       39,129    4.98       63,926    5.20
                                               --------             --------             --------
     Total time deposits                         29,377    4.79       49,065    4.89       74,639    5.07
                                               --------             --------             --------

            Total deposits                     $218,398    1.53%    $242,544    1.73%    $288,125    2.03%
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

          The table below sets forth the remaining maturities of time deposits of $100,000 or more at December 31, 1997:

(in thousands)                               December 31, 1997
                                             -----------------
Three months or less                               $17,792
Over three through six months                        1,324
Over six through twelve months                         940
Over twelve months                                     100
                                                   -------
          Total                                    $20,156
                                                   =======

          In addition to the time deposits of $100,000 or more, a significant amount of the Company's deposits are in accounts with balances in excess of $100,000. At December 31, 1997, there were 333 such deposit accounts with balances totaling $127,173,000. These accounts are reviewed for purposes of monitoring the Company's liquidity. While increased volatility to the Company's deposit base may be present in this group of accounts, the investment management practices of the Company consider such potential volatility.

          The Company also uses repurchase agreements from time to time as an additional source of funds. On December 31, 1997 and 1996, there were no repurchase agreements outstanding.

     The following table sets forth certain information with respect to the Company's repurchase agreements for the periods indicated.


                                                  YEAR ENDED DECEMBER 31,
                                              ------------------------------
     (in thousands)                            1997        1996        1995
                                              ------      -------     -------
     Maximum daily amount outstanding         $8,000      $17,929     $41,773
     Average amount outstanding                  274        3,422       3,458
     Average interest rate                      5.77%       5.41%        5.90%

     The Company had no repurchase agreements outstanding at December 31, 1997, 1996, or 1995, respectively.


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

     Although the Company and the Bank at December 31, 1997 were considered well capitalized and exceeded all applicable minimum capital requirements, the capital requirements of the federal banking regulators could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth. The Company completed a $5.75 million convertible note offering in May 1994. The interest rate is 8.5% to March 1998 at which time the rate resets at 150 basis points over the 5 year Constant Maturity Treasury Index. The conversion price of the notes is $12.6984 per share and is scheduled to mature in March 2004. Of the proceeds, $3.6 million was invested in First Professional Bank in order to increase the Bank's regulatory capital ratios and allow the Bank to grow, within the bounds of safety and soundness. $930,000 of the proceeds were used to retire the Company's remaining indebtedness as required by a stock repurchase agreement.

          The following table sets forth the minimum required federal capital ratios for a bank holding company and bank, and various federal regulatory capital ratios of the Bancorp and the Bank at December 31, 1997.

                                                                           TO BE WELL
                                                                        CAPITALIZED UNDER
                                                 FOR CAPITAL            PROMPT CORRECTIVE
                            ACTUAL             ADEQUACY PURPOSES        ACTION PROVISIONS
                      ------------------      -------------------     ---------------------
(IN THOUSANDS)         AMOUNT     RATIO        AMOUNT      RATIO       AMOUNT        RATIO
                      --------   -------      --------    -------     --------      -------
COMPANY
Leverage/1/           $16,127     6.38%       $10,110     4.00%       $12,639        5.00%
Tier 1 Risk-Based      16,127    11.54          5,590     4.00          8,385        6.00
Total Risk-Based       23,311    16.68         11,180     8.00         13,975       10.00

BANK
Leverage              $20,466     8.13%       $10,069     4.00%       $12,586        5.00%
Tier 1 Risk-Based      20,466    14.73          5,558     4.00          8,336        6.00
Total Risk-Based       22,203    15.98         11,115     8.00         13,894       10.00

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

          The following table sets forth the distribution of the Company's interest rate sensitive assets and liabilities as of December 31, 1997. The table also sets forth the time period in which assets and liabilities will mature or reprice in accordance with their contractual terms. Mortgage-backed securities provide cash flows on a monthly basis; however, this analysis does not include prepayment assumptions. Prepayments assumptions are utilized in an interest rate simulation model which is routinely used by the Company in evaluating the impact of changes in interest rates on the Bank's net interest income.

                                                                           AS OF DECEMBER 31, 1997
                                          -----------------------------------------------------------------------------------
                                                                         AFTER THREE       AFTER ONE
                                                           NEXT DAY        MONTHS            YEAR            AFTER
                                                        THROUGH THREE    THROUGH 12      THROUGH FIVE         FIVE
(in thousands)                             IMMEDIATELY      MONTHS         MONTHS            YEARS           YEARS        TOTAL
                                           -----------  -------------    -----------      -----------      --------     --------
Loans/(1)/                                 $    98,737     $    1,653       $  1,433           $2,998      $  1,036     $105,857
Investment securities                               -           2,004              -            5,576        80,216       87,796
Federal funds sold                              25,600              -              -                -             -       25,600
Due from banks                                     112              -              -                -             -          112
                                           -----------     ----------    -----------      -----------      --------     --------
     Total interest-earning assets         $   124,449     $    3,657       $  1,433           $8,574      $ 81,252     $219,365
                                           ===========     ==========    ===========      ===========      ========     ========

Interest-bearing transaction
     accounts                              $    14,961     $        -       $      -           $    -      $      -     $ 14,961
Savings accounts                                89,226              -              -                -             -       89,226
Time deposits                                        -         22,657          4,522              351             -       27,530
Convertible notes                                    -              -              -                -         5,437        5,437
                                           -----------     ----------       --------     ------------      --------     --------
     Total interest-bearing liabilities    $   104,187     $   22,657       $  4,522           $  351      $  5,437     $137,154
                                           ===========     ==========       ========     ============      ========     ========

Interest sensitive Gap                     $    20,262     $  (19,000)      $ (3,089)          $8,223      $ 75,815
Effect of interest rate swaps                  (15,000)        15,000              -                -             -
                                           -----------     ----------       --------           ------      --------
Hedged Gap                                 $     5,262     $   (4,000)      $ (3,089)          $8,223      $ 75,815
Hedged Gap as a percentage
     of earning assets                               2%            -2%            -1%               4%           34%
Cumulative hedged Gap                      $     5,262     $    1,262       $ (1,827)          $6,396      $ 82,211
Cumulative hedged Gap as a
     percentage of earning assets                    2%             1%            -1%               3%           37%
/(1)/ Nonaccrual loans of $877,000 are included in average balances and rate calculations.


(1) Non

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

          The initial source of liquidity is the excess funds sold daily to other banks in the form of federal funds. In addition to cash and cash equivalents, the Company maintains a large percentage of its assets in investment securities. These securities include both securities available-for-sale and securities held-to-maturity. Securities available-for-sale can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs solely as collateral for reverse repurchase agreements. The Company had no reverse repurchase agreements on December 31, 1997 and 1996. As evidence of the Company's high level of liquidity at December 31, 1997, cash and cash equivalents totaled $54,340,000, while securities available for reverse repurchase agreements totaled approximately $84,770,000. The combined amount of $139,110,000 represents approximately 61% of the Company's total assets. Management is of the opinion that the existing level of liquidity and borrowing capacity is sufficient to insulate the Bank against unforeseen liquidity demands.

          On a stand-alone basis, the Company's primary source of liquidity is dividends from the Bank. Dividends by the Bank to the Company are subject to regulatory restrictions. For further information on the Bank's dividend restrictions, see "Business - Supervision and Regulation - Restrictions on Dividends and Other Distributions" and Note 11 of Notes to Consolidated Financial Statements.

          YEAR 2000

          The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. In 1997 the Company developed a plan to resolve these issues. The plan provides for the conversion efforts to be completed by the end of 1998.

          The Company utilizes a third party mainframe software for the processing of its loan, deposit and financial data. The vendor has certified in 1997 that the software is "Year 2000 compliant." Accordingly, the Company does not expect the costs required to be expensed to prepare the remaining systems for Year 2000 to have a material effect on its financial position or results of operations. The Company currently estimates that its Year 2000 project, including costs incurred in 1997 and through the year 2000, may range between $200,000 to $500,000. These costs include estimates for internal staff costs as well as consulting, hardware and software, lease expense and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. The Company is funding these costs through operating cash flows and is expensing the costs as incurred. The amount expensed in 1997 was immaterial to the Company's results of operations.

          FORWARD-LOOKING INFORMATION

          The discussions contained above in "Management's Discussion and Analysis of Financial condition and Results of Operations" and Item 1. "Business" are intended to provide information to facilitate the understanding and assessment of the consolidated financial statements and footnotes and should be read and considered in conjunction therewith. These discussions included forward-looking statements within the meaning of Section 21E of the Exchange Act regarding management's beliefs, estimates, projections, and assumptions with respect to future operations. Actual results and operations for any future period may vary materially from those projected herein and from past results discussed herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

INTEREST RATE SENSITIVITY

The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest, including interest swaps. Investment securities and loans, certificates of deposit and convertible notes are presented based upon contractual maturity and related weighted average interest rates by expected maturity dates. For interest rate swaps and caps, the table present notioinal amounts equivalents, which is the Company's reporting currency.

                                                                                        There                Fair
                                         1998     1999     2000      2001      2002     After     Total      Value
                                         ----     ----     ----      ----      ----     -----     -----      -----
                                                               (U.S. $ equivalent in thousands)
ASSETS
------

Securities
  U.S. government securities
    Fixed                               $2,004   $    -    $   -   $1,023    $    -    $2,031     $5,059    $5,113
      Weighted average interest rate      6.03%       -        -     6.81%        -      5.89%     6.11%
  U.S. government agency and
   mortgage backed securities
    Fixed                                    -        -    4,553        -         -    20,795    25,348    25,302
      Weighted average interest rate         -        -     6.28%       -         -      6.30%     6.29%
    Variable                                 -        -        -        -         -    40,999    40,999    41,038
      Weighted average interest rate         -        -        -        -         -      6.23%     6.23%
Small Business Administration securities
    Variable                                 -        -        -        -         -     1,292     1,292     1,292
      Weighted average interest rate         -        -        -        -         -      2.96%     2,96%
Collaterized mortgage securities
    Fixed                                    -        -        -        -         -     2,181     2,181     2,181
      Weighted average interest rate         -        -        -        -         -      5.71%     5.71%
    Variable                                 -        -        -        -         -    12,479    12,479    12,479
      Weighted average interest rate         -        -        -        -         -      6.30%     6.30%
Federal Reserve Bank Stock
    Fixed                                    -        -        -        -         -       439       439       439
      Weighted average interest rate         -        -        -        -         -         6%        6%

Loans
    Fixed                                2,897      435    1,118      629       819     1,036     6,935     7,347
      Weighted average interest rate      8.83%    8.31%    9.33%    9.03%     9.92%     6.91%     8.74%
    Variable                            50,598   13,394    6,338    8,055    16,805     3,733    98,922    98,922
      Weighted average interest rate      9.85%    9.29%    9.78%    9.85%     9.69%     9.46%     9.72%


The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest swaps. Certificates of deposit and convertible notes are presented based upon contractual maturity and related weighted average interest rates by expected maturity dates. For interest rate swaps and caps, the table present notional amounts and weighted average interst rates by contractual maturity dates. The information is presented in US dollar equivalents, which is the Company's reporting currency.


                                                     1998     1999     2000     2001     2002     After     Total     Value
                                                     ----     ----     ----     ----     ----     -----     -----     -----
                                                          (U.S. $ equivalent in thousands)
LIABILITIES(1)
-----------
Deposits
  Noninterest-bearing transaction accounts           $97,746  $    -   $    -   $    -   $    -   $     -   $97,746   $97,746
      Weighted average interest rate                       -       -        -        -        -         -      0.00%
  Interest-bearing transaction accounts               14,961       -        -        -        -         -    14,961    14,961
      Weighted average interest rate                    0.84%      -        -        -        -         -      0.84%
  Savings and money market accounts                   89,226       -        -        -        -         -    89,226    89,226
      Weighted average interest rate                    1.92%      -        -        -        -         -      1.92%
  Certificates of deposit and other time deposits
    Fixed                                             27,179     351        -        -        -         -    27,530    27,526
      Weighted average interest rate                    4.79%      -        -        -        -         -      4.79%

Convertible notes                                          -       -        -        -        -     5,437     5,437     6,518
      Weighted average interest rate                       -       -        -        -        -      8.50%     8.50%

OFF-BALANCE SHEET ASSETS
------------------------

  Interest rate swaps                                      -  15,000        -        -        -         -    15,000    15,000
      Weighted average interest rate - pay                 -    6.60%       -        -        -         -      6.60%
      Weighted average interest rate - receive             -    5.72%       -        -        -         -      5.72%
  Interest rate caps                                  20,000       -        -        -        -         -    20,000    20,000
      Weighted average interest rate                    6.63%      -        -        -        -         -      6.63%


(1) The Company used certain assumptions to estimate fair values and expected maturities. For loans, expected maturities are contractual maturities adjusted for estimated prepayments of principal based on market indicators. Investment securities are at quoted market rates and stated maturities. For loan fair value computations, the company used a discounted cashflow model with discount rates based upon prevailing market rates for similar types of loans, incorporating adjustments for credit risk. For deposit liabilities, fair values were calculated using discounted cashflow models based on market interest rates for different product types and maturity dates for which the deposits are held.

Exchange Rate Sensitivity

     All of the Company's derivative financial instruments and other financial instruments are denominated in US dollars. The Company does not have, or anticipate having, any foreign currency exchange rate exposure.

Commodity Price Sensitivity

     The Company does not have, or anticipate having, any derivative commodity instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The Company's Financial Statements are identified in Item 14(a) below.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information requested by Item 10 is provided in the sections entitled "PROPOSAL 1 ELECTION OF DIRECTORS," and "INDENTIFICATION OF EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" of the Proxy Statement for the 1998 Annual Meeting of the Shareholders to be filed with the Commission within 120 days of the end of the Company's fiscal year and which is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information requested by Item 11 is provided in the section entitled "COMPENSATION TABLES" of the Proxy Statement for the 1998 Annual Meeting of the Shareholders to be filed with the Commission within 120 days of the end of the Company's fiscal year and which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information requested by Item 12 is provided in the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Proxy Statement for the 1998 Annual Meeting of the Shareholders to be filed with the Commission within 120 days of the end of the Company's fiscal year and which is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information requested in Item 13 is provided in the section entitled "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS" of the Proxy Statement for the 1998 Annual Meeting of the Shareholders to be filed with the Commission within 120 days of the end of the Company's fiscal year and which is incorporated herein by this reference.



                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)  Financial Statements
     See Index to Financial Statements of
     Professional Bancorp, Inc. and Subsidiary which is part of this Form 10-K.

(b)  Reports on Form 8-K

     During the fourth quarter of 1997, the Company did not file any Current Reports on Form 8-K.

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

   10.6 Consulting Agreement dated as of August 12, 1996 between Bancorp, First Professional Bank, N.A. and Network Health Financial Services (filed as Exhibit 10.6 to Bancorp's 1996 Form 10-K Report and incorporated herein by this reference).

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

   10.9 Lease for premises at 606 Broadway, Santa Monica, California (filed as Exhibit 10(a) to Bancorp's Registration Statement on Form S-1, File No. 2-76371 filed March 8, 1982 and incorporated herein by this ref erence).

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

   23.1      Consent of KPMG Peat Marwick LLP.

   27        Financial Data Schedule


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



Date:  March 26, 1998          PROFESSIONAL BANCORP, INC.
                               (Registrant)

                               By: /s/ Melissa Lanfre
                               ----------------------

                               Melissa Lanfre
                               Senior Vice President and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf the registrant and in the capacities and on the dates indicated.


Signature                        Title                        Date
------------------------------   -----                        ----

 /s/ Richard A. Berger           Director                March 26, 1998
------------------------------                           --------------
Richard A. Berger

 /s/ James A. Markley, Jr.       Director                March 26, 1998
------------------------------                           --------------
James A. Markley, Jr.

/s/ Ronald L. Katz, M.           Director                March 26, 1998
------------------------------                           --------------
Ronald L. Katz, M.D.

/s/Walter T. Mullikin, M.D.      Director                March 26, 1998
------------------------------                           --------------
Walter T. Mullikin, M.D.

/s/ Ray T. Oyakawa, M.D.         Director                March 26, 1998
------------------------------                           --------------
Ray T. Oyakawa, M.D.

 /s/ Lynn O. Poulson, J.D.       Director                March 26, 1998
------------------------------                           --------------
Lynn O. Poulson, J.D.

/s/ Julie P. Thompson            Chairman of the Board   March 26, 1998
------------------------------                           --------------
Julie P. Thompson                Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

Independent Auditors' Report......................................   F-2
Consolidated Financial Statements of Professional Bancorp, Inc.
  Consolidated Balance Sheets.....................................   F-3
  Consolidated Statements of Operations...........................   F-4
  Consolidated Statements of Changes in Shareholders' Equity......   F-5
  Consolidated Statements of Cash Flows...........................   F-6
  Notes to Consolidated Financial Statements......................   F-7

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors of Professional Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheets of Professional Bancorp, Inc. (a Pennsylvania corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                     KPMG Peat Marwick LLP

Los Angeles, California
February 16, 1998

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                      NOTES                1997                 1996
                                                                    ---------          ------------         ------------
        ASSETS
Cash and due from banks:
     Non-interest bearing                                                2             $ 28,627,771         $ 32,322,030
     Interest-bearing                                                                       111,899              617,948
Federal funds sold                                                                       25,600,000           33,400,000
                                                                                       ------------         ------------
Cash and cash equivalents                                                                54,339,670           66,339,978

Securities available-for-sale (cost of $53,145,000 in 1997               3               52,696,180           54,467,683
     and $55,225,000 in 1996)
Securities held-to-maturity (fair value of $35,147,000 in 1997           3               35,099,572           41,871,563
     and $41,478,000 in 1996)
Loans, net of allowance for loan losses of $1,802,000
     in 1997 and $2,253,000 in 1996                                  4, 10              103,900,082           90,759,161
Premises and equipment, net                                              5                1,547,771            1,611,482
Deferred tax asset                                                       7                1,239,207            1,873,276
Accrued interest receivable and other assets                                              5,005,079            7,364,063
                                                                                       ------------         ------------
                                                                                       $253,827,561         $264,287,206
                                                                                       ============         ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:                                                             3, 6
     Demand, non-interest-bearing                                                      $ 97,746,304         $ 96,208,449
     Demand, interest-bearing                                                            14,961,400           14,886,488
     Savings and money market                                                            89,226,025           98,859,034
     Time certificates of deposit                                                        27,529,935           31,322,777
                                                                                       ------------         ------------
Total deposits                                                                          229,463,664          241,276,748

Convertible notes                                                       12                5,437,000            5,617,000
Accrued interest payable and other liabilities                           7                3,063,744            3,351,864
                                                                                       ------------         ------------
Total liabilities                                                                       237,964,408          250,245,612
                                                                                       ------------         ------------

Commitments and contingent liabilities                                   9

Shareholders' equity:                                                8, 11
Common stock, $0.008 par value; 12,500,000 shares
     authorized; 1,426,689 in 1997 and 1,410,783 in 1996 issued
     and 1,357,222 in 1997 and 1,341,316 in 1996 outstanding                                 11,413               11,286
Additional paid-in-capital                                                               12,659,774           12,488,001
Retained earnings                                                                         3,993,026            2,514,501
Treasury stock, at cost (69,467 shares in 1997 and 1996)                                   (537,251)            (537,251)
Unrealized loss on securities available-for-sale, net of taxes           3                 (263,809)            (434,943)
                                                                                       ------------         ------------
Total shareholders' equity                                                               15,863,153           14,041,594
                                                                                       ------------         ------------
                                                                                       $253,827,561         $264,287,206
                                                                                       ============         ============

          See accompanying notes to consolidated financial statements

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended December 31,
                                                        NOTES             1997              1996              1995
                                                                      -----------        -----------       -----------
INTEREST INCOME
Loans                                                     4           $ 9,686,133        $ 9,030,090       $ 9,266,623
Securities                                                3             5,834,456          7,540,804        10,395,495
Federal funds sold and securities purchased
     under agreements to resell                                         1,159,971          1,056,214         1,227,702
Interest-bearing deposits in other banks                                   28,779             23,348            13,000
                                                                      -----------        -----------       -----------
TOTAL INTEREST INCOME                                                  16,709,339         17,650,456        20,902,820
                                                                      -----------        -----------       -----------
INTEREST EXPENSE                                          6
Deposits                                                                3,336,954          4,187,859         5,850,106
Convertible notes                                                         473,619            477,348           485,038
Federal funds purchased and securities
     sold under agreements to repurchase                                   15,807            185,023           204,178
                                                                      -----------        -----------       -----------
Total interest expense                                                  3,826,380          4,850,230         6,539,322
                                                                      -----------        -----------       -----------
Net interest income                                                    12,882,959         12,800,226        14,363,498
Provision for loan losses                                 4               180,000          4,136,000         1,539,000
                                                                      -----------        -----------       -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    12,702,959          8,664,226        12,824,498
                                                                      -----------        -----------       -----------
OTHER OPERATING INCOME
Net gain (loss) on sale of securities                     3
     available-for-sale                                                         -            (71,309)        1,017,590
Merchant discount                                                         272,763            224,745           197,714
Mortgage banking fees                                                     105,660            117,275            72,404
Service charges on deposits                                               791,247            668,855           756,632
Other income                                                              622,964            504,213           408,972
                                                                      -----------        -----------       -----------
TOTAL OTHER OPERATING INCOME                                            1,792,634          1,443,779         2,453,312
                                                                      -----------        -----------       -----------
OTHER OPERATING EXPENSES
Salaries and employee benefits                                          5,803,575          5,944,998         5,858,779
Occupancy                                                               1,481,016          1,386,322         1,382,103
Legal fees, net of legal settlement                                      (105,834)         2,754,123           798,497
Furniture and equipment                                                   828,845            697,291           736,112
Professional services                                     10            1,346,273            930,381           605,298
Strategic planning and investor relations                                 375,086                  -                 -
FDIC assessment                                                            27,063              1,000           321,184
Office supplies                                                           226,620            288,397           281,183
Other assessment                                                          224,613            298,695           270,986
Telephone                                                                 272,692            271,602           226,642
Audit, accounting and examinations                                        131,603            200,840           148,725
Postage                                                                   150,353            153,825           146,871
Messenger service                                                          70,692            177,993           121,305
Imprinted checks                                                           90,939            137,670           120,592
Donations                                                                 101,427            134,615           113,160
Meetings and business development                                         163,488            125,942            66,145
Settlement costs                                          9                     -          1,006,000                 -
Other expense                                                             936,317          1,035,628           891,960
                                                                      -----------        -----------       -----------
TOTAL OTHER OPERATING EXPENSES                                         12,124,768         15,545,322        12,089,542
                                                                      -----------        -----------       -----------

Earnings (loss) before income taxes                       7             2,370,825         (5,437,317)        3,188,268
Provision (benefit) for income taxes                                      892,300         (1,712,400)        1,182,371
                                                                      -----------        -----------       -----------
NET EARNINGS (LOSS)                                                   $ 1,478,525        $(3,724,917)      $ 2,005,897
                                                                      ===========        ===========       ===========
                                                          1
EARNINGS (LOSS) PER SHARE
     Basic                                                            $      1.10        $     (2.78)      $      1.57
     Diluted                                                          $      0.97        $     (2.78)      $      1.28

     See accompanying notes to consolidated financial statements

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                            NET
                                                                                                         UNREALIZED
                                                                                                        HOLDING LOSS
                                              COMMON STOCK       ADDITIONAL                            ON SECURITIES
                                              ------------        PAID-IN       RETAINED     TREASURY    AVAILABLE-
                                            SHARES      AMOUNT    CAPITAL       EARNINGS      STOCK       FOR-SALE     TOTAL
                                         ----------- ----------- ---------- -------------- ----------- ------------ -----------
Balance, December 31, 1994                 1,247,248    10,379   11,322,467     5,554,541    (992,729)   (462,540)   15,432,118

Conversion of notes (Note 8)                  10,316        78      110,239             -           -           -       110,317
Dividend in lieu of fractional
  shares (Note 8)                                  -         -       (3,271)            -           -           -        (3,271)
Reissuance of treasury stock (Note 8)              -         -     (337,644)            -     337,644           -             -
Issuance of stock dividend (Note 8)                -         -      576,809      (576,809)          -           -             -
Exercise of stock options (Note 8)            21,424       163       14,151             -           -                    14,314
Change in net unrealized holding loss
  on securities available-for-sale                 -         -            -             -           -     (51,621)      (51,621)
Net earnings                                       -         -            -     2,005,897           -           -     2,005,897
                                           ---------    ------   ----------    ----------    --------    --------    ----------
Balance, December 31, 1995                 1,278,988    10,620   11,682,751     6,983,629    (655,085)   (514,161)   17,507,754

Conversion of notes (Note 8)                     157         1        1,699             -           -           -         1,700
Dividend in lieu of fractional
  shares (Note 8)                                  -         -       (3,664)            -           -           -        (3,664)
Reissuance of treasury stock (Note 8)              -         -     (388,284)            -     388,284           -             -
Purchase of treasury stock                   (25,000)        -            -             -    (270,450)          -      (270,450)
Issuance of stock dividend (Note 8)                -         -      744,211      (744,211)          -           -             -
Exercise of stock options (Note 8)            87,171       665      181,234             -           -                   181,899
Tax benefit on stock options exercised             -         -      270,054             -           -           -       270,054
Change in net unrealized holding loss
  on securities available-for-sale                 -         -            -             -           -      79,218        79,218
Net loss                                           -         -            -    (3,724,917)          -           -    (3,724,917)
                                           ---------    ------   ----------    ----------    --------    --------    ----------
Balance, December 31, 1996                 1,341,316    11,286   12,488,001     2,514,501    (537,251)   (434,943)   14,041,594

Conversion of notes (Note 8)                  14,174       113      158,433             -           -           -       158,546
Exercise of stock options (Note 8)             1,732        14       13,340             -           -           -        13,354
Change in net unrealized holding loss
  on securities available-for-sale                 -         -            -             -           -     171,134       171,134
Net earnings                                       -         -            -     1,478,525           -           -     1,478,525
                                           ---------    ------   ----------    ----------    --------    --------    ----------
Balance, December 31, 1997                 1,357,222    11,413   12,659,774     3,993,026    (537,251)   (263,809)   15,863,153
                                           =========    ======   ==========    ==========    ========    ========    ==========

          See accompanying notes to consolidated financial statements

                      PROFESSIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEARS ENDED DECEMBER 31,
                                                                     1997                1996                1995
                                                                 ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings (loss)                                           $  1,478,525        $ (3,724,917)       $  2,005,897
   Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                    563,171             605,771             536,880
     Provision for loan losses                                        180,000           4,136,000           1,539,000
     Loss (gain) on securities available-for-sale                           -              71,309          (1,017,590)
     Amortization of convertible note expense                         103,495             104,334             105,990
     Decrease (increase) in deferred tax asset                      1,919,341          (2,426,243)           (223,382)
     Decrease (increase) in accrued interest receivable
      and other assets                                                810,837              63,441            (100,343)
     Increase (decrease) in accrued interest payable and
      other liabilities                                              (288,120)          1,197,126           1,254,331
     Net amortization of premiums and discounts
      on securities held-to-maturity                                  262,390             326,475             344,025
     Net amortization of premiums and discounts
      on securities available-for-sale                                263,101             181,351              80,565
                                                                 ------------        ------------        ------------
   Net cash provided by operating activities                        5,292,740             534,647           4,525,373
                                                                 ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from:
    Maturities of securities held-to-maturity                       3,000,000             500,000             250,000
    Maturities of securities available-for-sale                     4,000,000           4,363,817           7,693,132
    Principal payments/maturities of mortgage-
     backed securities held-to-maturity                             6,501,551           6,832,983          21,424,041
    Principal payments/maturities of mortgage-
     backed securities available-for-sale                           8,404,884           6,405,609          13,085,834
    Sales of securities available-for-sale                                  -          26,053,425          12,197,944
    Sales of mortgage-backed securities
     available-for-sale                                                     -                   -          35,568,051
  Purchases of:
    Securities held-to-maturity                                    (2,991,950)             (8,100)        (29,048,765)
    Securities available-for-sale                                 (10,587,422)         (9,904,845)        (22,965,020)
    Mortgage-backed securities held-to-maturity                             -          (1,005,904)                  -
  Net (increase) decrease in loans                                (13,320,921)          4,049,113           2,196,536
  Purchases of bank premises and equipment, net                      (499,460)           (399,271)           (706,129)
                                                                 ------------        ------------        ------------
  Net cash provided by (used in) investing activities              (5,493,318)         36,886,827          39,695,624
                                                                 ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in demand deposits
   and savings accounts                                            (8,020,242)            628,133         (30,344,282)
  Net increase (decrease) in time certificates
   of deposit                                                      (3,792,842)        (56,817,087)         34,178,726
  Proceeds from exercise of stock options                              13,354             181,899              14,314
  Purchase of treasury stock                                                -            (270,450)                  -
  Dividend in lieu of fractional shares                                     -              (3,664)             (3,271)
                                                                 ------------        ------------        ------------
Net cash (used in) provided by financing activities               (11,799,730)        (56,281,169)          3,845,487
                                                                 ------------        ------------        ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (12,000,308)        (18,859,695)         48,066,484
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       66,339,978          85,199,673          37,133,189
                                                                 ------------        ------------        ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 54,339,670        $ 66,339,978        $ 85,199,673
                                                                 ============        ============        ============
Supplemental disclosure of cash flow information (see
     Notes 6, 7 and  12) - cash paid during the year for:
     Interest                                                    $  3,907,889        $  5,021,080        $  6,618,552
     Income taxes                                                $    523,009        $     61,482        $  1,304,804
Supplemental disclosure of noncash items:
     Pretax change in unrealized losses on securities
      available-for-sale                                         $    309,059        $    117,951        $    (87,879)
     Transfer from held-to-maturity to
      available-for-sale                                         $          -        $          -        $ 88,384,090
     Conversion of notes (see Note 12)                           $    158,546        $      1,700        $    110,317
     Tax benefit on stock options exercised                      $          -        $    270,054        $          -

          See accompanying notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Professional Bancorp, Inc. and its subsidiary (together, the "Company") is engaged in the general commercial banking business and provides a wide range of commercial banking services primarily directed towards meeting the financial needs of the medical services community and other distinct non-medical service organizations. Services include those traditionally offered by commercial banks such as checking and savings accounts; time certificates of deposit; and commercial, consumer/installment, home equity and short-term real estate loans, with an emphasis on cash flow lending. The service area of the Company consists of the California counties of Los Angeles, Orange, Riverside, San Bernardino and Ventura with a full-service office at its Santa Monica headquarters and four full-service branches located in Beverly Hills, Tarzana, Pasadena and Redlands.

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

          Interest Rate Risks

          The Company, as an institution with long-term assets (both loans and investments), may experience a decrease in profitability and the value of such assets if the general level of interest rates rise. Interest rates paid on certain deposits may rise more quickly in a rapidly rising interest rate environment than do interest rates on securities, in which case the Company would be exposed to the risk that its cost of funds may rise more quickly than its interest income. Changes in the general level of interest rates affect the Company's various securities in differing ways. In a declining interest rate environment, the rate at which the underlying mortgages of mortgage-backed securities are prepaid tends to increase as borrowers refinance their loans. If a higher than anticipated level of prepayments were to continue for an extended period of time, there could be an adverse effect on the level of the Company's outstanding securities. Securities held in the Company's available-for-sale portfolio are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. In a rising interest rate environment, unrealized losses may negatively affect the Company's shareholders' equity from quarter to quarter.

          Concentration of Credit Risk

          Concentrations of credit risk exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Bank's borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers' geographic area and the individual financial condition of the borrowers. The Bank's lending activities are primarily conducted in Southern California. The Bank currently focuses on the origination of commercial loans to health care organizations ranging from single practitioners to large multi-specialty medical groups. Ongoing changes in the delivery of health care could negatively impact certain borrowers. The Bank has loans and loan commitments to a small number of clients that total between $2,000,000 and the Bank's legal lending limit of approximately $3.3 million.

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

          Securities held-to-maturity are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading securities are carried at fair value and are recorded as of their trade dates. Gains or losses on trading securities, both realized and unrealized, are recognized currently in income. As of December 31, 1997, the Company does not have, nor contemplates having, any securities classified as trading securities. Securities classified as available-for-sale are recorded at fair value with any unrealized gains or losses, net of taxes, reflected as an addition or reduction of shareholders' equity. Unrealized losses on securities, reflecting a decline in value judged to be other than temporary, are charged to income in the consolidated statements of operations.

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

          Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

          The Bank purchases securities under agreements to resell and sells securities under agreements to repurchase. The agreements have a duration of one business day and are fully collateralized. Securities purchased under resale agreements are recorded as short-term investments, while securities sold under repurchase agreements are recorded as short-term obligations. At December 31, 1997 and 1996, the Bank had no such agreements.

          Derivatives

          The Bank enters into interest rate exchange agreements and cap and floor agreements for protection against future fluctuations in the interest rates of specifically identified assets or liabilities. Interest rate swap agreements are for the purpose of synthetically altering the interest rates on a portion of the Bank's super NOW and money market accounts. Interest rate floor agreements are used to reduce the potential impact of lower interest rates which would reduce the interest income on loans and on certain securities. Interest rate cap agreements are used to reduce the potential impact of rising interest rates which would reduce the interest income on certain securities. Interest rate swap agreements and interest rate cap and floor agreements are accounted for as hedges. Gains or losses on the sales of such agreements are deferred and transferred into interest income or expense over the maturity period of the agreement. Net interest income (expense) resulting from the differential between interest rate exchange payments is recorded on a current basis.
Premiums paid for purchased interest rate cap and floor agreements are amortized on a straight-line basis to interest expense over the terms of the agreements. Unamortized premiums are included in other assets in the consolidated financial statements. Amounts receivable under cap and floor agreements are recorded as an increase to interest income.

          Mortgage Banking Fees

          The Bank's mortgage banking operations consist solely of a broker function. This service is provided to assist the Bank's clients in obtaining mortgage loans with other institutions. The Bank does not originate or sell mortgage loans. The Bank earns revenue, in the form of points and any documentation fees charged on a loan, but is otherwise not involved in the loan. Fees are recorded when payment is received through escrow.

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

          Loans and the Related Allowance for Loan Losses

          Loans are recorded at face value, less payments received. Interest on loans is accrued daily as earned, except where a reasonable doubt exists as to the full collectibility of interest or principal, in which case the accrual of income is discontinued and the balance of accrued interest is reversed. Generally, this means that loans are put on nonaccrual status when interest is ninety days or more past due, unless the loan is well secured and in the process of collection. All payments received subsequent to the loan being put on nonaccrual are used to reduce the principal balance. Only after the principal is reduced to zero is interest income realized. Once a loan is placed on nonaccrual it generally remains on nonaccrual unless the borrower has the capacity to make payments as evidenced by tax returns and other financial statements and has the intent to make payments as evidenced by keeping the loan current for a period of three to six months.

          Loan fees in excess of certain direct origination costs are deferred and amortized into interest income utilizing the interest method over the lives of the related loans. When a loan is repaid or sold, any unamortized net deferred fee balance is credited to income. Accretion of deferred loan fees is discontinued when loans are placed on nonaccrual status.

          The allowance for loan losses is maintained at a level considered adequate by management to provide for potential loan losses. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. Management, in determining the adequacy of the allowance for loan losses, takes into consideration (1) loan loss experience, (2) collateral values, (3) changes in the loan portfolio, (4) an assessment of the effect of current and anticipated economic conditions on the loan portfolio, and (5) examinations conducted by Bank regulatory agencies. While management believes the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, there exists the risk of future losses which cannot be precisely quantified. Because this risk is continually changing in response to factors beyond the control of the Bank, such as the state of the economy, management's judgment as to the adequacy of the allowance for loan losses in future periods is necessarily an estimate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to record additions to the allowance based on their judgments of information available to them at the time of their examination.

          Impaired Loans

          The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Impairment of a loan is measured by the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes impairment by creating a valuation allowance with a corresponding charge to provision for loan losses. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment are not subject to this accounting treatment.

          For loans classified as nonaccrual and troubled debt restructurings, specific valuation allowances are established for the difference between the loan amount and the fair value of collateral less estimated selling costs. Impaired loans which are performing under their contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan.

          Premises and Equipment, net

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

          Amortization of Convertible Note Expenses

          Expenses associated with the convertible note offering in 1994 are being amortized on a straight-line basis over the 10 year term of the note.

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

          Earnings (Loss) Per Share

          The Company Bancorp adopted, effective December 31, 1997, Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") simplifies the standards for computing and presenting earnings per share ("EPS") as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

          Stock Option Plan

          Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123. However, as there were no options granted in 1995, 1996, or 1997, the pro forma disclosure provisions are not currently applicable.

          401(k) Savings Plan

          The Bank has a 401(k) savings plan in effect for substantially all of its full-time employees who have completed one year of continuous service. Employee contributions under the plan are matched by the Bank up to a maximum of
3.0% of the employee's annual salary for 1997, 1996 and 1995.   Salaries and
employee benefits expense includes $71,700, $80,600, and $73,800 for 1997, 1996, and 1995, respectively, related to the Bank's contributions.

          Reclassifications

          Certain amounts have been reclassified in the 1996 and 1995 financial statements to conform with the 1997 presentation of those items.

          Year 2000

          The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. In 1997 the Company developed a plan to resolve these issues. The plan provides for the conversion efforts to be completed by the end of 1998.

          The Company utilizes a third party mainframe software for the processing of its loan, deposit and financial data. The vendor has certified in 1997 that the software is "Year 2000 compliant." Accordingly, the Company does not expect the costs required to be expensed to prepare the remaining systems for Year 2000 to have a material effect on its financial position or results of operations. The Company currently estimates that its Year 2000 project, including costs incurred in 1997 and through the year 2000, may range between $200,000 to $500,000. These costs include estimates for internal staff costs as well as consulting, hardware and software, lease expense and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. The Company is funding these costs through operating cash flows and is expensing the costs as incurred. The amount expensed in 1997 was immaterial to the Company's results of operations.

          Recent Accounting Pronouncements

          In February 1997 the FASB issued SFAS No. 129, "Disclosure of Information Account Capital Structure." SFAS No. 129 consolidates existing reporting standards for disclosing information about an entity's capital structure. SFAS No. 129 also supersedes previously issued account statements. The Company adopted SFAS No. 129 as of December 31, 1997. The impact on the Company is not significant as the Company's existing disclosures are generally in compliance with the disclosure requirements in SFAS No. 129.

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The impact on the Company of adopting SFAS No. 130 is not expected to be material to the Company's existing disclosure.

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statement for periods beginning after December 15, 1997, with comparative information for earlier years to be restated. The Company is currently assessing the effect of adopting SFAS No. 131.


NOTE 2 - RESTRICTED CASH BALANCES

          Aggregate cash balances in the form of deposits with the Federal Reserve Bank of approximately $4,351,000 and $4,180,000 were maintained to satisfy federal regulatory requirements at December 31, 1997 and 1996, respectively.

NOTE 3 - INVESTMENT SECURITIES

          The amortized cost and fair value of securities available-for-sale are as follows:

                                                                                   December 31, 1997
                                                       -----------------------------------------------------------------------
                                                                        Gross           Gross                          Gross
                                                       Amortized      Unrealized      Unrealized        Fair         Realized
(in thousands)                                           Cost            Gain            Loss          Value           Gain
                                                       ---------      ----------      ----------      --------      ----------

U.S. Government securities                             $   2,003      $        1      $        -         2,004      $        -
U.S. Government agency and
   mortgage-backed securites                              34,963              99             322        34,740               -
Small Business Administration securities                   1,281              11               -         1,292               -
Collaterized mortgage obligations                         14,898               -             238        14,660               -
                                                       ---------      ----------      ----------      --------      ----------
        Total                                          $  53,145      $      111      $      560      $ 52,696      $        -
                                                       =========      ==========      ==========      ========      ==========

                                                                                   December 31, 1996
                                                       -----------------------------------------------------------------------
                                                                        Gross           Gross                         Gross
                                                       Amortized      Unrealized      Unrealized        Fair         Realized
(in thousands)                                           Cost            Gain            Loss          Value        Gain (Loss)
                                                       ---------      ----------      ----------      --------      ----------
U.S. Government securities                             $       -      $        -      $        -      $      -      $       21
U.S. Government agency and                                                                                   -
   mortgage-backed securites                              36,230              96             540        35,786               -
Small Business Administration securities                   1,752               -              10         1,742               -
Collaterized mortgage obligations                         17,243               -             303        16,940             (92)
                                                       ---------      ----------      ----------      --------      ----------
        Total                                          $  55,225      $       96      $      853      $ 54,468      $      (71)
                                                       =========      ==========      ==========      -=======      ==========

          There were no sales of securities available-for-sale in 1997. During the years ended December 31, 1996 and 1995, securities available-for-sale were sold for aggregate proceeds of $26,053,000, and $69,267,000, respectively.
These sales resulted in gross realized gains and losses of $21,000 and ($92,000) in 1996 and gross realized gains of $1,018,000 in 1995.

          The amortized cost and estimated fair value of securities available-for-sale at December 31, 1997, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                              Amortized        Fair
     (in thousands)                                             Cost           Value
                                                             ----------      ----------

     Due within one year                                     $    2,003      $    2,004
     Due after one year through five years                        4,550           4,553
     Due after five years through ten years                         312             315
     Due after ten years                                         46,280          45,824
                                                             ----------      ----------
               Total                                         $   53,145      $   52,696
                                                             ==========      ==========

          The amortized cost and fair value of securities held-to-maturity are as follows:

                                                                       DECEMBER 31, 1997
                                            ----------------------------------------------------------------------
                                                                 GROSS                 GROSS
                                            AMORTIZED         UNREALIZED            UNREALIZED            FAIR
(in thousands)                                COST               GAIN                  LOSS               VALUE
                                            ---------         ----------            ----------         -----------

U.S. Government securities                  $   3,054         $       55            $        -         $     3,109
U.S. Government agency securities               2,750                  -                    10               2,740
U.S. Government agency
   mortgage-backed securites                   28,857                 72                    70              28,859
Federal Reserve Bank stock                        439                  -                     -                 439
                                            ---------         ----------            ----------         -----------
        Total                               $  35,100         $      127            $       80         $    35,147
                                            =========         ==========            ==========         ===========

                                                                       DECEMBER 31, 1996
                                            ----------------------------------------------------------------------
                                                                 GROSS                 GROSS
                                            AMORTIZED         UNREALIZED            UNREALIZED            FAIR
(in thousands)                                COST               GAIN                  LOSS               VALUE
                                            ---------         ----------            ----------         -----------

U.S. Government securities                  $   3,064         $        -            $        -         $     3,064
U.S. Government agency securities               3,250                  -                    43               3,207
U.S. Government agency
   mortgage-backed securites                   35,119                 50                   401              34,768
Federal Reserve Bank stock                        439                  -                     -                 439
                                            ---------         ----------            ----------         -----------
        Total                               $  41,872         $       50            $      444         $    41,478
                                            =========         ==========            ==========         ===========

          The amortized cost and estimated fair value of securities held-to-maturity at December 31, 1997 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                           AMORTIZED             FAIR
(in thousands)                                               COST                VALUE
                                                           ---------           ---------

          Due after one year through five years            $   1,023           $   1,062
          Due after five years through ten years              17,801              17,833
          Due after ten years                                 16,276              16,252
                                                           ---------           ---------
                  Total                                    $  35,100           $  35,147
                                                           =========           =========

     There were no trading securities during 1997 and 1996.

     During 1997, the highest daily balance and the average balance for the securities was $98,828,000 and $94,084,000, respectively. During 1996, the highest daily outstanding balance and average balance for the securities was $86,125,000 and $75,522,000, respectively.

          Pledged Securities

          U.S. Treasury securities with a carrying value of approximately $3,054,000 and $3,064,000 were pledged to secure treasury tax and loan deposits as required by law at December 31, 1997 and 1996, respectively.


NOTE 4 - LOANS AND THE RELATED ALLOWANCE FOR LOAN LOSSES

         A summary of the major components of loans outstanding at December 31, 1997 and 1996 is as follows:

         (in thousands)                                                1997                    1996
                                                                     --------                -------
         Commercial loans                                            $ 86,243                $73,577
         Real estate secured commercial loans                          10,512                 10,079
         Equity lines of credit                                         6,288                  6,202
         Other lines of credit                                          1,524                  1,832
         Installment loans                                              1,253                  1,375
         Lease financing                                                   37                     68
                                                                     --------                -------
                   Total                                              105,857                 93,133
                                                                     --------                -------
         Less:
             Allowance for loan losses                                  1,802                  2,253
             Deferred loan fees, net                                      155                    121
                                                                     ========                =======
         Loans, net                                                  $103,900                $90,759
                                                                     ========                =======
         The composition of gross loans outstanding
         between fixed and variable is as follows:
         Fixed rate                                                  $  6,935                $ 7,075
         Variable rate                                                 98,922                 86,058
                                                                     --------                -------
                   Total                                             $105,857                $93,133
                                                                     ========                =======

          The following table provides information with respect to the Company's past due loans.

                                                                              DECEMBER 31,
               (in thousands)                                          1997                 1996
                                                                     --------             --------
               Loans 90 days or more past due
                    and still accruing                               $     17             $    507
               Nonaccrual loans                                           877                1,521
                                                                     --------             --------
               Total past due loans                                  $    894             $  2,028
                                                                     ========             ========

     Total accrued interest on loans 90 days past due and still accruing was approximately $1,000 at December 31, 1997 and $19,000 at December 31, 1996.

          The effect of nonaccrual loans on interest income for the years 1997 and 1996 is presented below:


               (in thousands)                       1997           1996
                                                    -----          -----
               Contractual interest due             $  98          $ 434
               Interest recognized                     40             47
                                                    -----          -----
               Net interest foregone                $  58          $ 387
                                                    =====          =====

          The Company had approximately $1,199,000 in impaired loans as of December 31, 1997. The carrying value of impaired loans for which there is a related allowance for loan losses was $234,000, with the amount of specific allowance for loan losses allocated to these loans of $80,000. There was $965,000 in impaired loans for which there was no related specific allowance for loan losses. However, general allowance consistent with the level of allowance for similar loans with similar risk characteristics were maintained for impaired loans without specific allowances. The average recorded investment in impaired loans during 1997 was $1,342,000 and there was no income recorded utilizing either the cash basis or accrual basis method of accounting. Impaired loans at December 31, 1997, included $877,000 of nonaccrual loans.

          The Company had approximately $1,894,000 in impaired loans as of December 31, 1996. The carrying value of impaired loans for which there is a related allowance for loan losses was $700,000, with the amount of specific allowance for loan losses allocated to these loans of $379,000. There was $1,194,000 in impaired loans for which there was no related specific allowance for loan losses. The average recorded investment in impaired loans during 1996 was $4,161,000 and income recorded utilizing either the cash basis or accrual basis method of accounting was $53,000.

          The Company had approximately $5,240,000 in impaired loans as of December 31, 1995. The carrying value of impaired loans for which there is a related allowances for loan losses was $2,629,000, with the amount of specific allowance for loan losses allocated to these loans of $311,000. There were $2,607,000 in impaired loans for which there was no related specific allowance for loan losses. The average recorded investment in impaired loans during 1995 was $4,200,000 and income recorded utilizing either the cash basis or accrual basis method of accounting was $91,000.

          A summary of the activity within the allowance for loan losses is as follows:

(in thousands)                                      1997         1996          1995
                                                   ------       -------       -------
Balance, beginning of year                         $2,253       $ 1,070       $   983
Provision for loan losses                             180         4,136         1,539
Loans charged-off                                    (882)       (3,353)       (1,589)
Recoveries on loans previously charged-off            251           400           137
                                                   ------       -------       -------
Balance, end of year                               $1,802       $ 2,253       $ 1,070
                                                   ======       =======       =======

          The Company's commercial loans as of December 31, 1997 are secured by the following collateral:

          (in thousands)                                     DECEMBER 31, 1997
                                                             -----------------
          Stock                                                   $ 2,127
          Cash                                                      1,404
          Furniture, equipment and/or accounts receivables         58,049
          Unsecured, real estate, automobiles, or assignment
             of life insurance                                     24,664
                                                                  -------
          Total                                                   $86,243
                                                                  =======

Note 5 - Premises and Equipment

          A summary of the major components of premises and equipment at December 31, 1997 and 1996 is as follows:

(in thousands)                                                 1997             1996
                                                              -------          -------
Furniture, fixtures and equipment                             $ 3,262          $ 3,205
Leasehold improvements                                          1,444            1,645
                                                              -------          -------
         Total premises and equipment, at cost                  4,706            4,850
Less accumulated depreciation and amortization                 (3,158)          (3,239)
                                                              -------          -------
         Net premises and equipment                           $ 1,548          $ 1,611
                                                              =======          =======

          Depreciation and amortization expense related to premises and equipment was approximately $563,000, $606,000 and $537,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 6 - DEPOSITS AND SHORT-TERM BORROWINGS

          A summary of time certificates of deposit outstanding at December 31, 1997 and 1996 is as follows:

(in thousands)                                          1997         1996
                                                       -------      -------

Time certificates of deposit under $100,000            $ 7,374      $ 9,187
Time certificates of deposit of $100,000 and over       20,156       22,136
                                                       -------      -------
          Total                                        $27,530      $31,323
                                                       =======      =======

          Interest expense for the years ended December 31, 1997, 1996 and 1995 relating to interest-bearing deposits and other borrowings amounted to the following:

(in thousands)                                            1997      1996      1995
                                                         ------    ------    ------
Interest-bearing demand deposits                         $  108    $   96    $  105
Savings and money market deposits                         1,821     1,693     1,959
Time certificates of deposit under $100,000                 391       452       460
Time certificates of deposit of $100,000 and over         1,017     1,947     3,326
                                                         ------    ------    ------
          Interest expense on deposits                    3,337     4,188     5,850
                                                         ------    ------    ------
Federal funds purchased and securities sold under
       agreements to repurchase                              16       185       204
Convertible notes                                           473       477       485
                                                         ------    ------    ------
Interest expense on deposits and other borrowings        $3,826    $4,850    $6,539
                                                         ======    ======    ======

          The Bank sells securities under agreements to repurchase. Securities sold under repurchase agreements are recorded as short-term obligations. During 1997, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $8,000,000 and $274,000, respectively; the average rate paid was 5.77%. During 1996, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $17,929,000 and $3,422,000, respectively; the average rate paid was 5.41%. During 1995, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $41,773,000 and $3,458,000, respectively; the average rate paid was 5.90%. Securities subject to repurchase agreements are retained by the Company's custodian under written agreements that recognize the customers' interests in the securities.

NOTE 7 - INCOME TAXES

         The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 is comprised of the following:

          (in thousands)                         1997      1996       1995
                                                ------    -------    ------
          Current taxes:
             Federal                            $  395    $   559    $  989
             State                                   8        155       338
                                                ------    -------    ------
             Total current taxes                   403        714     1,327
                                                ------    -------    ------
          Deferred taxes (credits):
             Federal                               248     (1,999)     (128)
             State                                 241       (427)      (17)
                                                ------    -------    ------
             Total deferred taxes                  489     (2,426)     (145)
                                                ------    -------    ------

          Provision (benefit) for income taxes  $  892    $(1,712)   $1,182
                                                ======    =======    ======

          The following summarizes the differences between the income taxes reported for financial statement purposes and income taxes at the federal statutory rate of 34%, in 1997, 1996 and 1995, respectively:

(in thousands)                                                                1997            1996            1995
                                                                            --------        --------        --------

Tax expense at statutory rate                                                  $ 806        $ (1,849)       $  1,084
Increase (decrease) in taxes resulting from:
   State franchise taxes, net of federal income tax benefit                      164            (179)            212
   Other                                                                         (78)            316            (114)
                                                                            --------        --------        --------
         Total                                                              $    892        $ (1,712)       $  1,182
                                                                            ========        ========        ========
Effective tax rate                                                              37.6%           31.5%           37.1%

          Included in accrued interest payable and other liabilities is current income taxes payable of $175,000 and $294,000 at December 31, 1997 and 1996, respectively.

The components of the net deferred tax asset are as follows:

(in thousands)                                                                          1997           1996
                                                                                       ------         ------

Deferred tax liabilities:
   Prepaid expenses                                                                    $  220         $  134
                                                                                       ------         ------
      Gross deferred tax liabilities                                                      220            134
                                                                                       ------         ------

Deferred tax assets:
   Depreciation, leasing transactions, fixed asset gain or loss                           145             99
   Bad debt deductions                                                                    317            519
   Deferred compensation                                                                  526            671
   Core deposit amortization                                                               20             20
   Loan fee amortization                                                                   64             50
   California franchise tax                                                               (10)             1
   Accrued vacation                                                                       154            110
   Contributions carryforward                                                               -             55
   Net operating loss carryforward                                                         59            160
   Unrealized loss on securities available-for-sale                                       184            322
                                                                                       ------         ------
      Gross deferred tax assets                                                         1,459          2,007
                                                                                       ------         ------
Net deferred tax asset                                                                 $1,239         $1,873
                                                                                       ======         ======

     The gross net operating loss carryover for state income taxes of approximately $827,000 expires in 2001.

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


Note 8 - Shareholders' Equity

          The Company's stock option plans allow option holders to "pyramid" their options upon exercise. Through this process, which utilizes the intrinsic value of the options at the time of exercise, the option holders avoid incurring additional costs. As a result, more options may be exercised than shares issued, depending on the intrinsic value of the options at the time of exercise.

          The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Compensation cost based on the fair value at the grant date for stock options under SFAS No. 123 was not determined as no stock options were granted in 1995, 1996 and 1997.

          The Company has a stock option plan dated April 20, 1983 (the "1983 Plan"), which authorizes the issuance of up to 165,894 shares of the Company's unissued common stock to directors, officers and other personnel. Option prices may not be less than 100% of the fair market value at the date of the grant. Options granted under the 1983 Plan expire not more than five years after the date of grant and must be fully paid when exercised. The 1983 Plan terminated on April 19, 1993, therefore no further options pursuant to that plan may be granted. The status of options granted under the 1983 Plan is shown as follows:

                                                            EXERCISE                          OPTIONS
                                                            PRICE ($)                       OUTSTANDING
                                                        -----------------                 ----------------

Outstanding at December 31, 1994                             5.95 - 6.91                          149,536

Exercised                                                           5.95                          (29,868)
                                                                                                 --------
Outstanding at December 31, 1995                             5.95 - 6.91                          119,668

Exercised                                                    5.95 - 6.91                         (119,668)
                                                                                                 --------
Outstanding at December 31, 1996                                       -                                -
                                                                                                 ========


          The Company also has a stock option plan dated December 18, 1990 (the "1990 Plan") as amended and restated on September 22, 1992, which authorizes the issuance of up to 120,000 shares of the Company's unissued common stock to directors, officers and other personnel. Option prices may not be less than 100% of the fair market value at the date of the grant for incentive stock options and 85% of the fair market value for non-qualified stock options. Options granted under the 1990 Plan expire not more than ten years after the date of grant and must be fully paid when exercised. The status of options granted under the 1990 Plan is shown as follows:

                                                                  EXERCISE                       OPTIONS
                                                                 PRICE ($)                     OUTSTANDING
                                                             ------------------             ------------------

Outstanding at December 31, 1994                                  7.71 - 14.22                        100,181

Exercised                                                             7.71                             (4,167)
Canceled                                                         12.92 - 14.22                        (11,245)
                                                                                                      -------
Outstanding at December 31, 1995                                  7.71 - 14.22                         84,769

Exercised                                                             7.71                            (11,688)
Canceled                                                             12.92                            (10,474)
                                                                                                      -------
Outstanding at December 31, 1996                                  7.71 - 14.22                         62,607
                                                           ($10.59 weighted-average)
Exercised                                                             7.71                             (1,732)
Canceled                                                             12.92                             (3,307)
                                                                                                      =======
Outstanding at December 31, 1997                                  7.71 - 14.22                         57,568
                                                           ($10.54 weighted-average)
                                                      (4.1 years weighted average life)
Available for future grant at December 31, 1997                                                        43,910
                                                                                                      =======

     At December 31, 1997, 57,568 option shares were exercisable. The weighted-average exercise price per share of these options was $10.54 at December 31, 1997.

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

                                                                   EXERCISE                        OPTIONS
                                                                   PRICE ($)                     OUTSTANDING
                                                                ---------------                ----------------

Outstanding at December 31, 1994                                         12.70                         413,438
Outstanding at December 31, 1995                                         12.70                         413,438

Canceled                                                                 12.70                         (55,125)
                                                                                                       -------
Outstanding at December 31, 1996                                         12.70                         358,313
Outstanding at December 31, 1997                                         12.70                         358,313



          At December 31, 1997, all 358,313 option shares were exercisable at a weighted-average exercise price per share of $12.70.

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


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

          The Company leases its premises and certain equipment under several noncancellable operating leases which expire on various dates through January 31, 2007. Rental expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $1,089,000, $1,000,000 and $990,000, respectively.

          The following is a schedule of future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997:

           YEAR ENDING DECEMBER 31,                   (in thousands)
           ------------------------
           1998                                         $  964
           1999                                            828
           2000                                            799
           2001                                            622
           2002                                            512
           Thereafter                                    1,329
                                                        ------
           Total                                        $5,054
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

          Lending Commitments

          The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. At December 31, 1997 and 1996, the Company had commitments to extend credit of approximately $32,048,000 and $38,931,000, respectively, and obligations under standby letters of credit of approximately $6,832,000 and $4,610,000, respectively. These commitments and obligations were variable rate in structure.

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At December 31, 1997, all guarantees extended for a period of 12 months or less. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to clients. The Company evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if necessary by the Company upon an extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property plant and equipment and income-producing commercial real estate.

          Litigation

          The Company and its subsidiary are defendants in legal actions arising from transactions conducted in the ordinary course of their business. Based upon discussion with the Company's attorneys, management believes that the ultimate liability, if any, arising from such actions will not materially affect the Company's consolidated financial statements.

          A settlement between the Bancorp, Bank and St. Paul Mercury Insurance Company ("St. Paul") , Bancorp's and the Bank's director and officer liability insurance carrier, was finalized in December 1997. Pursuant to the settlement, St. Paul reimbursed the Company and the Bank $600,000 for certain non-recurring legal expenses in connection with the 1996 proxy contest and the litigation related thereto.


NOTE 10 - TRANSACTIONS INVOLVING DIRECTORS AND AFFILIATED PARTIES

          As part of its normal banking activities, the Company has extended credit to various directors and employees and their related interest. The credit extended to these individuals and affiliates for the two years ended December 31, 1997, is summarized as follows:

                   (in thousands)                                   1997                  1996

                   Balance, beginning of year                        $2,933               $ 2,932
                   Credit granted                                     1,079                 1,615
                   Loan payments                                       (301)               (1,614)
                                                                     ------               -------
                   Balance, end of year                              $3,711               $ 2,933
                                                                     ======               =======


          Interest income earned on these loans amounted to approximately $286,000, $276,000 and $299,000 during the years 1997, 1996 and 1995, respectively. In the opinion of management, all such extensions of credit are on terms similar to transactions with nonaffiliated parties and involve only normal credit risk.

          Amounts included in deposits at December 31, 1997, related to directors and affiliated parties was approximately $68,000.

     The Company and the Bank entered into a Consulting Agreement with Network Health Financial Services, Inc. ("NHFS"), a California Corporation for which Melinda McIntyre-Kolpin serves as Chief Executive Officer. Pursuant to the Consulting Agreement, NHFS provides consulting services to the Company and the Bank with respect to personnel matters, operational procedures and client development and retention. NHFS is paid its actual costs incurred in the performance of its duties under the Consulting Agreement (including hourly rates for certain specified NHFS personnel while they are performing consulting services), plus an additional 25% of such costs. In addition, the Bancorp and Bank pay flat monthly rates for the services of Ms. McIntyre-Kolpin and Ms. Patti Derry. During 1997, the Bancorp and the Bank paid NHFS total fees in the amount of approximately $708,000 pursuant to the Consulting Agreement. Any party may terminate the Consulting Agreement by giving 30 days notice to the other parties.


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

          The Federal Deposit Insurance Act of 1991 contains "prompt correction action" provisions pursuant to which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." At December 31, 1997, the Company's and Bank's regulatory capital exceeded the thresholds necessary to be considered "well capitalized." There are no conditions or events since that date that management believes have changed the institution's category.

          The following table sets forth the minimum required regulatory capital ratios for a bank holding company and bank, and various regulatory capital ratios of the Company and the Bank at December 31, 1997.

                                                                                                           TO BE WELL
                                                                                                         CAPITALIZED UNDER
                                                                       FOR CAPITAL                       PROMPT CORRECTIVE
                                       ACTUAL                       ADEQUACY PURPOSES                    ACTION PROVISIONS
                             --------------------------        ----------------------------        ----------------------------
(in thousands)                 AMOUNT         RATIO               AMOUNT          RATIO               AMOUNT          RATIO
                             -----------   ------------        ------------   -------------        ------------   -------------
COMPANY
Leverage                         $16,127          6.38%             $10,111           4.00%             $12,639           5.00%
Tier 1 Risk-Based                 16,127         11.54                5,590           4.00                8,385           6.00
Total Risk-Based                  23,311         16.68               11,180           8.00               13,975          10.00

BANK
Leverage                         $20,466          8.13%             $10,069           4.00%             $12,586           5.00%
Tier 1 Risk-Based                 20,466         14.73                5,558           4.00                8,336           6.00
Total Risk-Based                  22,203         15.98               11,115           8.00               13,894          10.00


          Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed its net earnings, as defined, for that year combined with its retained net earnings for the preceding two years. Dividends declared may not exceed amounts necessary to satisfy the aforementioned capital requirements. As of December 31, 1997, the Bank could not declare dividends without obtaining regulatory approval.

     Federal banking law also restricts the Bank from extending credit to the Company in excess of 10% of the capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements.


NOTE 12 - CONVERTIBLE NOTES

          On June 19, 1994, the Company completed a public offering of $5,750,000 in convertible subordinated reset notes (the "Notes") which mature on March 1, 2004 and incurred expenses of $1,205,000. Interest on the Notes is payable semiannually on March 1 and September 1 of each year, commencing on September 1, 1994 at the rate of 8.50% per annum until March 1, 1998, and from March 2, 1998 until the principal thereof is paid or made available for payment at a rate of 7.21% per annum, or the Reference Rate (as defined below) plus 150 basis points. The "Reference Rate" is the most recent "Five Year Constant Treasury Maturity Index" published by the Federal Reserve Bank, or its successor, at least 60 days prior to March 2, 1998. The Notes are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at a conversion price of $12.6984 per share, subject to adjustment in certain events. The Notes are redeemable in whole or in part at the option of the Company at any time on or after March 2, 1998 at the redemption prices set, subject to the prior approval of the Board of Governors of the Federal Reserve System. During 1997, $180,000 of the Notes were converted into 14,174 common stock shares. During 1996, $2,000 of the Notes were converted into 157 common stock shares. During 1995, $131,000 of the Notes were converted into 10,316 common stock shares. If all $5,437,000 of the remaining Notes were converted into common stock, 428,164 shares of common stock would be issued.

NOTE 13 - DERIVATIVE FINANCIAL INSTRUMENTS

          The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate price risks.

          Interest rate floor and cap agreements are used to reduce the potential impact of changes in interest rates which would reduce the interest income and/or market value on loans and on certain securities. The Company entered into three interest rate floor agreements during December 1994 and January 1995 for a total notional amount of $60 million. The agreements entitled the Company to receive from counterparties on a monthly basis the amounts, if any, by which the one-month London Interbank Offered Rate ("LIBOR") falls below 6%. The floor agreements were for a period of three years. The average premium paid for the floor agreements was approximately 20 basis points or $120,000 and was being amortized over three years. In May 1995, the Company sold the floor contracts for total consideration of $722,500. This amount is being amortized over the original three year term. In 1997, 1996 and 1995, net interest income was increased approximately $235,000, $235,000 and $141,000, respectively, as a result of the interest rate floor agreements.

          In December 1995, the Company entered into two interest rate cap agreements for a notional amount of $10 million each. The agreements entitle the Company to receive from counterparties on a quarterly basis the amounts, if any, by which the one year Constant Maturity Treasury Index ("CMT") rises above 6.50% on a $10 million notional amount and 6.75% on a $10 million notional amount. The cap agreements are for a period of three years and expire December 1998. The average premium paid for the cap agreements was approximately 63.5 basis points or $127,000 and is being amortized over three years. Net interest income in 1997, 1996 and 1995 was decreased by the interest rate caps by approximately $42,000, $42,000 and $1,000, respectively.

          The Company uses interest rate swap agreements for the purpose of synthetically altering the interest rates on a portion of the Bank's super NOW
and money market accounts.   In January 1993, the Company entered into two
interest rate swap agreements that paid the Company a fixed rate of 7.21% for three years beginning in January 1993, while the Company paid the prime rate. These swaps had a total notional amount of $40 million and terminated in January 1996. Net interest income for 1996 and 1995 was reduced by the two swaps by approximately $15,000 and $694,000, respectively. In November 1993, the Bank entered into a swap with a notional amount of $15 million to synthetically alter interest rates on a portion of the Bank's super NOW and money market accounts. The effective date of the swap is May 26, 1994 and it covers a period of five years ending in May 1999. Under the terms of the swap, the Bank pays a rate of prime less 190 basis points while receiving the three-month LIBOR. The rate the Bank pays adjusts daily while the rate the Bank receives adjusts quarterly. The terms of the swap originally included an interest rate cap, which was terminated in 1994, and an expense of approximately $385,000 was recorded. Net interest income for 1997, 1996 and 1995 was reduced by the swap by approximately $134,000, $134,000 and $135,000, respectively. As of December 31, 1997, the
Company was paying 6.60% and receiving 5.875%.

          The Company is exposed to potential credit losses in the event of nonperformance by the counterparties to its interest rate floor agreements, interest rate swap agreements and nonderivative financial assets, but has no off-balance-sheet credit risk of accounting loss. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the financial instruments subject to credit risk but monitors the credit standing of counterparties.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                              DECEMBER 31, 1997                      DECEMBER 31, 1996
                                                    -------------------------------------------------------------------------
                                                        CARRYING            ESTIMATED           CARRYING            ESTIMATED
(in thousands)                                            VALUE            FAIR VALUE             VALUE            FAIR VALUE
                                                    -----------------      ----------       -----------------      ----------

Assets:
     Cash and cash equivalents                               $ 54,340        $ 54,340                 $66,340         $66,340
     Securities available-for-sale                             52,696          52,696                  54,468          54,468
     Securities held-to-maturity                               35,100          35,147                  41,872          41,478
     Loans, net                                               103,900         104,979                  90,759          91,684

Liabilities:
     Noninterest-bearing transaction accounts                  97,746          97,746                  96,208          96,208
     Interest-bearing transaction accounts                     14,961          14,961                  14,887          14,887
     Savings  and money market accounts                        89,226          89,226                  98,859          98,859
     Certificates of deposit and other time deposits           27,530          27,526                  31,323          31,352
     Convertible notes                                          5,437           6,518                   5,617           5,568

Off-balance sheet assets:
     Interest rate swaps                                            -            (325)                      -            (283)
     Interest rate caps                                            41               8                      83             101
     Lending commitments                                            -               -                       -              97
     Standby letters of credit                                      -               -                       -              46


          The carrying values of cash and cash equivalents reported in the balance sheet approximate fair values due to the short-term nature of the assets. The fair value of marketable securities and interest rate swaps and caps is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The fair values of loans are estimated using discounted cash flow analysis. The analysis was performed on a loan-by-loan basis by projecting each loan's expected cash flows and discounting these flows at appropriate discount rates. The expected cash flows were determined by contractually scheduled payments of principal and interest, incorporating scheduled rate adjustments, periodic caps, and lifetime ceilings and floors for adjustable loans. The fair values are based on a stable interest rate scenario and do not incorporate bid-ask spreads or discounts that might be required to dispose of assets in bulk. Discount rates applied to the expected cash flows were based on the Bank's offer rates for new loans with similar collateral and terms, adjusted to reflect differential risk based on collateral value, payment status, and/or credit classification at December 31, 1997 and 1996, respectively.

          The fair value of deposits with no defined maturities, such as demand deposits, money market deposits and savings accounts, is the amount payable on demand at the valuation date. For deposit liabilities with defined maturities, such as time certificates of deposit, estimation of fair value was based on the discounted value of future cash flows expected to be paid, where the discount rate was the Bank's offer rate for similar deposits with maturities equivalent to the remaining terms on the deposits being valued at December 31, 1997 and 1996, respectively.

          Standby letters of credit principally support corporate obligations and include $760,000 and $330,000 that was collateralized with cash at December 31, 1997 and 1996, respectively. At December 31, 1997, $6,832,000 of the standby letters of credit and $26,393,000 of other lending commitments expire within one year. The estimated fair value of lending commitments and letters of credit is estimated using fees currently charged for similar arrangements, adjusted for changes in interest rates and credit that occurred subsequent to origination.

          The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.


NOTE 15 - EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share:

                                                                          YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------
                                                               1997                 1996                1995
                                                            ----------          -----------          ----------
Numerator:
Net earnings per statement of operations
 used in basic earnings per share consolidation:
Basic earnings (loss)                                       $1,478,525          $(3,724,917)         $2,005,897

Interest savings on conversion of convertible
 notes, net of income taxes                                    279,435                /(1)/             286,172
                                                            ----------          -----------          ----------
Diluted earnings (loss)                                     $1,757,960                /(1)/          $2,292,069
                                                            ----------          -----------          ----------

Denominator:
Denominator for basic earnings per share -
      weighted average number of shares
      outstanding                                            1,345,972            1,341,316           1,276,195

Effect of dilutive securities:
  Warrants and Options                                          33,835                /(1)/              68,008
  Convertible notes                                            428,164                    -             442,339
                                                            ----------          -----------          ----------

Denominator for diluted earnings per share                   1,807,971            1,341,316           1,786,542
                                                            ==========          ===========          ==========

Basic earnings (loss) per share                             $     1.10          $     (2.78)         $     1.57
                                                            ==========          ===========          ==========

Diluted earnings (loss) per share                           $     0.97          $     (2.78)         $     1.28
                                                            ==========          ===========          ==========

NOTE 16 - PARENT COMPANY INFORMATION

          The Bancorp has met its obligations principally from the payment of dividends from the Bank. As of December 31, 1997, the Bank was unable to pay dividends without obtaining regulatory approval.

          The following financial information represents the balance sheets of the Bancorp as of December 31, 1997 and 1996, the related statements of operations and of cash flows for the three-year period ended December 31, 1997.

                                                       BALANCE SHEETS
                                                December 31, 1997 and 1996

                                                                                    1997                      1996
                                                                                   -------                   -------
                                                                                             (in thousands)
          Assets:
          Cash in First Professional Bank, N.A.                                    $   638                   $   300
          Investment in First Professional Bank, N.A.                               20,202                    18,787
          Loans                                                                        100                       100
          Other assets                                                                 666                       784
                                                                                   -------                   -------
                                                                                   $21,606                   $19,971
                                                                                   =======                   =======

          Liabilities:
          Accrued expenses                                                         $   155                   $   312
          Convertible notes                                                          5,437                     5,617
          Other liabilities                                                            151                         -
                                                                                   -------                   -------
               Total liabilities                                                     5,743                     5,929

          Shareholders' equity                                                      15,863                    14,042
                                                                                   -------                   -------
                                                                                   $21,606                   $19,971
                                                                                   =======                   =======

                                                    STATEMENT OF OPERATIONS
                                          Years ended December 31, 1997, 1996 and 1995

                                                                         1997                 1996                   1995
                                                                    --------------        --------------        ---------------
                                                                                          (in thousands)
Income:
     Cash dividends from First Professional Bank, N.A.                      $  425               $ 2,819                 $  800
     Interest                                                                    7                     7                      6
     Other                                                                       4                     -                      -
                                                                            ------               -------                 ------
               Total income                                                    436                 2,826                    806
                                                                            ------               -------                 ------
Expenses:
     Interest                                                                  474                   477                    485
     Salaries and employer taxes                                                31                    85                     86
     Amortization of convertible note expenses                                 104                   104                    106
     Legal fees, net of legal settlement                                      (481)                1,805                     62
     Other professional services                                                67                   101                      -
     Settlement costs                                                            -                   184                      -
     Pamphlets and brochures                                                     -                     8                     48
     Other                                                                       2                    16                     33
                                                                            ------               -------                 ------
               Total expenses                                                  196                 2,780                    820
                                                                            ------               -------                 ------

Earnings (loss) before income taxes and equity in
     undistributed net earnings of First Professional Bank, N.A.               240                    46                    (14)
Provision for income taxes                                                       -                     1                      -
                                                                            ------               -------                 ------

Earnings before equity in undistributed net earnings of
     First Professional Bank, N.A.                                             240                    45                    (14)

Equity in undistributed net (loss) earnings of First
       Professional Bank, N.A.                                               1,239                (3,770)                 2,020
                                                                            ------               -------                 ------

Net (loss) earnings                                                         $1,479               $(3,725)                $2,006
                                                                            ======               =======                 ======

                                                         Statement of Cash Flows
                                              Years ended December 31, 1997, 1996 and 1995

                                                                          1997                   1996                    1995
                                                                         -------                -------                 -------
                                                                                             (in thousands)
Cash flows from operating activities:
     Net earnings (loss)                                                 $ 1,479                $(3,725)                $ 2,006
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
     (Increase) decrease in other assets                                     (14)                    (1)                     (5)
     (Decrease) increase in accrued expenses and other liabilities            (6)                   153                      (6)
     Amortization of convertible note expenses                               104                    104                     106
     Equity in undistributed (earnings) loss of First Professional
          Bank, N.A.                                                      (1,239)                 3,770                  (2,020)
                                                                         -------                -------                 -------
     Net cash provided by (used in) operating activities                     324                    301                      81
                                                                         -------                -------                 -------

Cash flows from investing activities:
     Net decrease (increase) in loans                                          -                     63                    (163)
     Additional investment in First Professional Bank, N.A.                    -                      -                       -
                                                                         -------                -------                 -------
     Net cash provided by (used in) investing activities                       -                     63                    (163)
                                                                         -------                -------                 -------

Cash flows from financing activities:
     Purchase of treasury stock                                                -                   (270)                      -
     Proceeds from exercise of stock options                                  14                    182                      14
     Other                                                                     -                     (4)                     (3)
                                                                         -------                -------                 -------
Net cash provided by (used in) financing activities                           14                    (92)                     11
                                                                         -------                -------                 -------

Net increase (decrease) in cash                                              338                    272                     (71)
Cash, beginning of year                                                      300                     28                      99
                                                                         -------                -------                 -------
Cash, end of year                                                        $   638                $   300                 $    28
                                                                         =======                =======                 =======

Supplemental disclosure of cash flow information -
     cash paid during the year for:
          Interest                                                       $   474                $   477                 $   485
          Income taxes                                                   $     -                $     8                 $     -

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following tables set forth the Company unaudited data regarding operations for each quarter of 1997, 1996 and 1995. This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                            QUARTER ENDED
                                                -------------------------------------------------------------------------
                                                   DEC. 31,      SEPT. 30,   JUNE 30,   MAR. 31,    DEC. 31,    SEPT. 30,
(in thousands, except per share data)                1997          1997        1997       1997        1996         1996
                                                --------------   ---------   --------   ---------   ---------   ---------

Interest income                                       $ 4,375       $4,168     $4,148      $4,019     $4,188       $4,207
Interest expense                                        1,044          965        896         921        992        1,053
Net interest income                                     3,331        3,203      3,252       3,098      3,196        3,154
Provision for loan losses                                   -           60         60          60       (120)         836
Gains (losses) on securities:
     Available-for-sale                                     -            -          -           -        (92)          21
Other income                                              368          455        541         428        328          432
Other expenses                                          2,453        3,325      3,202       3,144      3,036        3,473
Earnings (loss) before income taxes                     1,246          273        531         322        516         (702)
Net earnings (loss)                                       778          199        312         190        333         (607)
Earnings (loss) per share (as restated):
    Basic                                                0.49         0.15       0.23        0.14       0.24        (0.44)
    Diluted                                              0.45         0.15       0.23        0.14       0.24        (0.44)

                                                                            QUARTER ENDED
                                                -------------------------------------------------------------------------
                                                       JUNE 30,     MAR. 31,  DEC. 31,   SEPT. 30,   JUNE 30,    MAR. 31,
(in thousands, except per share data)                   1996         1996       1995        1995       1995         1995
                                                --------------   ---------   --------   ---------   ---------   ---------

Interest income                                       $ 4,477       $4,778     $5,227      $5,296     $5,329       $5,051
Interest expense                                        1,302        1,503      1,711       1,778      1,602        1,448
Net interest income                                     3,175        3,275      3,516       3,518      3,727        3,603
Provision for loan losses                               3,240          180      1,147         205        125           62
Gains (losses) on securities:
   Available-for-sale                                       -            -        895           -         97           26
Other income                                              393          362        372         367        369          328
Other expenses                                          6,035        3,001      3,211       2,748      3,055        3,076
Earnings (loss) before income taxes                    (5,707)         456        425         932      1,013          819
Net earnings (loss)                                    (3,726)         275        348         551        604          503
Earnings (loss) per share (as restated):
   Basic                                                (2.73)        0.21       0.27        0.44       0.48         0.40
   Diluted                                              (2.73)        0.20       0.23        0.35       0.39         0.35

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