Form 10-Q
period 1998-03-31
PROFESSIONAL BANCORP INC
filed 1998-05-15
CIK 700914

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1998


                        COMMISSION FILE NUMBER: 0-11223

                           PROFESSIONAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)



             PENNSYLVANIA                                    95-3701137
  (State or other jurisdiction of                         (I.R.S.Employer
   incorporation or organization)                         Identification No.)


             606 BROADWAY
       SANTA MONICA, CALIFORNIA                                 90401
(Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code:  (310) 458-1521


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X        NO
                                        ---          ---


As of April 29, 1998, 1,676,495 shares of the Registrant's $0.008 par value common stock were outstanding.

================================================================================

                           PROFESSIONAL BANCORP, INC.
                                     Index



                                                                                      PAGE
                                                                                      ----
PART I.  FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Consolidated Statements of Financial Condition as of
                 March 31, 1998 and December 31, 1997                                   3

                 Consolidated Statements of Operations for the three months
                 ended March 31, 1998 and 1997                                          4

                 Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1998 and 1997                                          5

                 Notes to Consolidated Financial Statements                             6

         Item 2   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                              7

PART II. OTHER INFORMATION

         Item 6  Exhibits and Reports on Form 8-K                                      18




SIGNATURES                                                                             19

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                March 31,      December 31,
                                                                                  1998             1997
                                                                              -------------    -------------
Assets
Cash and due from banks:
     Noninterest-bearing                                                      $  23,285,372    $  28,627,771
     Interest-bearing                                                               334,261          111,899
Federal funds sold                                                               38,200,000       25,600,000
                                                                              -------------    -------------
Cash and cash equivalents                                                        61,819,633       54,339,670

Securities available-for-sale (cost of $48,307,000 and
     $53,145,000 in 1998 and 1997, respectively)                                 48,195,956       52,696,180
Securities held-to-maturity (fair value of $32,649,000
     and $35,147,000 in 1998 and 1997, respectively)                             32,540,334       35,099,572
Loans (net of allowance for loan losses of $1,825,000
     and $1,802,000 in 1998 and 1997, respectively)                              98,910,061      103,900,082
Premises and equipment, net                                                       1,520,862        1,547,771
Deferred tax asset                                                                1,314,536        1,239,207
Accrued interest receivable and other assets                                      4,814,605        5,005,079
                                                                              -------------    -------------
                                                                              $ 249,115,987    $ 253,827,561
                                                                              =============    =============

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Demand, noninterest-bearing                                              $  98,404,876    $  97,746,304
     Demand, interest-bearing                                                    12,522,060       14,961,400
     Savings and money market                                                    76,885,648       89,226,025
     Time deposits                                                               32,943,576       27,529,935
                                                                              -------------    -------------
Total deposits                                                                  220,756,160      229,463,664

Convertible notes                                                                 5,251,000        5,437,000
Accrued interest payable and other liabilities                                    2,222,623        3,063,744
                                                                              -------------    -------------
Total liabilities                                                               228,229,783      237,964,408
                                                                              -------------    -------------

Commitments and contingent liabilities

Shareholders' equity:
Common stock, $.008 par value; 12,500,000 shares
     authorized; 1,745,962 and 1,426,689  issued
     and 1,676,495 and 1,357,222 outstanding in 1998 and 1997, respectively          13,967           11,413
Additional paid-in-capital                                                       17,177,238       12,659,774
Retained earnings                                                                 4,297,361        3,993,026
Treasury stock, at cost (69,467 and 69,467 shares in 1998 and 1997,
     respectively)                                                                 (537,251)        (537,251)
Unrealized loss on securities available-for-sale, net of taxes                      (65,111)        (263,809)
                                                                              -------------    -------------
Total shareholders' equity                                                       20,886,204       15,863,153
                                                                              -------------    -------------
                                                                              $ 249,115,987    $ 253,827,561
                                                                              =============    =============

         See accompanying notes to consolidated financial statements.

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                          March 31,
                                                  -----------------------
                                                     1998         1997
                                                  ----------   ----------
Interest income
Loans                                             $2,475,744   $2,262,394
Securities                                         1,285,175    1,491,641
Federal funds sold and securities purchased
     under agreements to resell                      246,920      260,444
Interest-bearing deposits in other banks               1,546        4,565
                                                  ----------   ----------
Total interest income                              4,009,385    4,019,044
                                                  ----------   ----------

Interest expense
Deposits                                             790,094      801,449
Convertible notes                                    108,189      119,361
Federal funds purchased and securities
     sold under agreements to repurchase               3,055         --
                                                  ----------   ----------
Total interest expense                               901,338      920,810
                                                  ----------   ----------
Net interest income                                3,108,047    3,098,234
Provision for loan losses                               --         60,000
                                                  ----------   ----------
Net interest income after provision
   for loan losses                                 3,108,047    3,038,234
                                                  ----------   ----------

Other operating income
Merchant discount                                     58,684       67,953
Mortgage banking fees                                 13,946       33,170
Service charges on deposits                          256,947      184,680
Other income                                         137,358      141,627
                                                  ----------   ----------
Total other operating income                         466,935      427,430
                                                  ----------   ----------

Other operating expenses
Salaries and employee benefits                     1,537,855    1,508,631
Occupancy                                            348,571      383,016
Furniture and equipment                              190,472      173,935
Meetings and business development                     32,075       33,234
Donations                                             36,936       15,280
Other promotion                                       67,938       72,253
Legal fees                                            92,346      116,169
Audit, accounting and examinations                    43,540       27,735
Professional services                                357,014      339,223
Strategic planning and other outside consulting       53,915         --
Office supplies                                       66,013       60,028
Telephone                                             68,667       75,837
Postage                                               41,002       34,967
Messenger service                                      9,218       30,165
FDIC assessment                                        6,153        6,211
Other assessments                                     43,181       52,357
Imprinted checks                                      12,743       28,655
Other expense                                        125,008      186,333
                                                  ----------   ----------
Total other operating expenses                     3,132,647    3,144,029
                                                  ----------   ----------

Earnings before taxes                                442,335      321,635
Provision for income taxes                           138,000      132,000
                                                  ----------   ----------
Net earnings                                      $  304,335   $  189,635
                                                  ==========   ==========

Earnings per share
    Basic                                         $     0.22   $     0.14
    Diluted                                       $     0.17   $     0.14


         See accompanying notes to consolidated financial statements.

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended March 31,
                                                                      1998            1997
                                                                  ------------    ------------
Cash flows from operating activities:
   Net earnings                                                   $    304,335    $    189,635
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation and amortization                                     142,425         147,611
     Provision for loan losses                                            --            60,000
     Amortization of convertible note expense                           24,959          26,083
     Decrease (increase) in deferred tax asset                        (214,292)         20,691
     Decrease in accrued interest receivable and other assets          144,786       1,123,608
     Decrease in accrued interest payable and other liabilities       (280,737)        (79,231)
     Net amortization of premiums and discounts
        on securities held-to-maturity                                  77,409          54,841
     Net amortization of premiums and discounts
        on securities available-for-sale                                71,647          42,657
                                                                  ------------    ------------
   Net cash provided by operating activities                           270,532       1,585,895
                                                                  ------------    ------------
Cash flows from investing activities:
  Proceeds from:
    Maturities of securities held-to-maturity                        1,537,903       3,250,000
    Maturities of securities available-for-sale                      2,119,408         442,557
  Principal payments and maturities of:
    Mortgage-backed securities held-to-maturity                        943,926       1,265,680
    Mortgage-backed securities available-for-sale                    2,646,830       1,221,540
  Purchases of securities held-to-maturity                                --        (2,991,950)
  Net (increase) decrease in loans                                   4,990,021      (1,034,496)
  Purchase of bank premises and equipment, net                        (115,516)       (223,575)
                                                                  ------------    ------------
  Net cash provided (used) by investing activities                  12,122,572       1,929,756
                                                                  ------------    ------------
Cash flows from financing activities:
  Net decrease in demand deposits and savings accounts             (14,121,145)    (18,301,130)
  Net increase (decrease) in time deposits                           5,413,641      (5,626,927)
  Proceeds from exercise of stock options                            3,794,363          13,354
                                                                  ------------    ------------
Net cash used in financing activities                               (4,913,141)    (23,914,703)
                                                                  ------------    ------------
Net decrease in cash and cash equivalents                            7,479,963     (20,399,052)
Cash and cash equivalents, beginning of period                      54,339,670      66,339,978
                                                                  ------------    ------------
Cash and cash equivalents, end of period                          $ 61,819,633    $ 45,940,926
                                                                  ============    ============
Supplemental disclosure of cash flow information -
     Cash paid during the period for:
     Interest                                                     $  1,048,454    $  1,125,741
     Income taxes                                                 $      2,000    $       --
Supplemental disclosure of noncash items:
     Decrease (increase) in unrealized losses on securities
          available-for-sale, net of tax                          $    198,698    $    (44,899)
     Conversion of notes                                          $    165,271    $       --
     Tax benefit on stock options exercised                       $    560,384    $       --

         See accompanying notes to consolidated financial statements.

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared by Professional Bancorp, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

     The financial position at March 31, 1998, and the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

NOTE 2 - ADOPTION OF NEW ACCOUNTING STANDARDS

     As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), and has restated all prior period earnings per share data. SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

     The Company adopted, effective January 1, 1998, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. Comprehensive income, net of tax, was $503,033 and $144,736 for the three months ended March 31, 1998 and 1997 respectively. The difference between net income and comprehensive income was comprised of the change in the unrealized gain or (loss) on securities available for sale, net of tax, of $198,698 and $(44,899) for the three months ended March 31, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    Professional Bancorp, Inc. (the "Company"), holding company for First Professional Bank, N.A. (the "Bank"), recorded net earnings of $304,000 or $0.22 per share for the quarter ended March 31, 1998, compared with net earnings of $190,000 or $0.14 per share for the same period in 1997. The Company had total assets of $249,116,000 at March 31, 1998, compared to $253,828,000 at December 31, 1997.

LOANS

     The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.

                                               March 31, 1998          December 31, 1997
                                            --------------------     --------------------
(in thousands)                               Amount   % of Total      Amount   % of Total
                                            --------  ----------     --------  ----------
Commercial                                  $ 81,772        81.1%    $ 86,243        81.5%
Real estate secured commercial                10,320        10.2       10,512         9.9
                                            --------    --------     --------    --------
                                              92,092        91.3       96,755        91.4
Equity lines of credit                         5,784         5.8        6,288         5.9
Other lines of credit                          1,649         1.6        1,524         1.4
Installment                                    1,297         1.3        1,253         1.2
Lease financing                                   35           -           37         0.1
                                            --------    --------     --------    --------
        Gross loans                          100,857       100.0%     105,857       100.0%
                                            ========                 ========
Less:
     Allowance for loan losses                 1,825                    1,802
     Deferred loan fees, net                     122                      155
                                            --------                 --------
        Net loans                           $ 98,910                 $103,900
                                            ========                 ========

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


                                                     March 31,    December 31,
(in thousands)                                         1998          1997
                                                     ---------    ------------
Nonperforming loans                                      $ 577         $   877
Other real estate owned (OREO)                              -                -
Other repossessed assets                                   272             272
                                                     ---------    ------------
     Total nonperforming assets                          $ 849         $ 1,149
                                                     =========    ============
Accruing loans 90 days or more past due                  $ 484         $    17
                                                     =========    ============
Nonperforming loans to total loans(1)                     0.57%           0.83%
Nonperforming assets(1)
     to total loans                                       0.84%           1.09%
     to total loans, OREO and repossessed assets          0.84%           1.08%
     to total assets                                      0.34%           0.45%

(1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.

     The total accrued interest on loans 90 days or more past due and still accruing was approximately $1,400 at March 31, 1998, and $1,000 at December 31, 1997. Of the $484,000 in accruing loans over 90 days or more past due and still accruing, $137,000 represents loans where the renewal was in process, credit quality was not impaired or risk rated below pass. As a result of the Company's practice to discourage "short-term" extensions, these loans are carried as "past due" to ensure proper underwriting and administrative controls.

     The Company maintains the allowance for loan losses at a level considered adequate by management to provide for potential loan losses. While the Company's policy is to charge-off in the current period those loans for which a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans. Reasonable estimates of these future amounts are included in the allowance for loan losses.

     The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity during the three months ended March 31, 1998, December 31, 1997, and March 31, 1997:

                                                                                 Period Ending
                                                                      March 31,   December 31,   March 31,
                                                                        1998          1997         1997
                                                                      --------      --------      -------
Balance at beginning of period                                        $  1,802      $  2,253      $ 2,253
Provision for loan losses                                                   -            180           60
                                                                      --------      --------      -------
                                                                         1,802         2,433        2,313
                                                                      --------      --------      -------
Loan charge-offs                                                            50           882          147
Recoveries on loans previously charged-off                                 (73)         (251)         (76)
                                                                      --------      --------      -------
   Net charge-offs (recoveries)                                            (23)          631           71
                                                                      --------      --------      -------
Balance at end of period                                              $  1,825      $  1,802      $ 2,242
                                                                      ========      ========      =======
Loans outstanding at end of period                                    $100,857      $105,857      $94,106
Average loans outstanding during period                                102,640        97,197       92,263

Net charge-offs (recoveries) to average loans outstanding                -0.09%         0.65%        0.31%
Allowance for loan losses:
     to total loans                                                       1.81          1.70         2.38
     to nonperforming loans(1)                                          316.29        205.47       183.77
     to nonperforming assets(1)                                         214.96        156.83       150.27

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

     The Company had $907,000 in impaired loans as of March 31, 1998. The carrying value of impaired loans for which there is a related allowance for loan losses was $213,000, with the amount of specific allowance for loan losses allocated to these loans of $80,000. There were $694,000 in impaired loans for which there was a general allowance allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the first three months of 1998 was approximately $1,053,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $22,000. Impaired loans at March 31, 1998, included $577,000 of nonaccrual loans.

     The Company had $1,355,000 in impaired loans as of March 31, 1997. The carrying value of impaired loans for which there is a related allowance for loan losses was $558,000, with the amount of specific allowance for loan losses allocated to these loans of $314,000. There were $797,000 in impaired loans for which there was a general allowance allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the first quarter of 1997 was approximately $1,625,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $12,000. Nonaccrual loans at March 31, 1997, included $907,000 of the impaired loans.

INVESTMENT SECURITIES

     The following table sets forth the amortized cost and fair value of securities available-for-sale as of March 31, 1998 and December 31, 1997:

                                                                March 31, 1998
                                                --------------------------------------------
                                                              Gross        Gross
                                                Amortized   Unrealized   Unrealized   Fair
(in thousands)                                     Cost        Gain         Loss      Value
                                                ---------   ----------   ----------  -------
U.S. Government securities                      $      -    $       -    $       -   $    -
U.S. Government agency and
   mortgage-backed securities                      33,204           93          192   33,105
Small Business Administration securities            1,147           15           -     1,162
Collateralized mortgage obligations                13,956           -            27   13,929
                                                ---------   ----------   ----------  -------
        Total                                   $  48,307   $      108   $      219  $48,196
                                                =========   ==========   ==========  =======

                                                              December 31, 1997
                                                --------------------------------------------
                                                              Gross        Gross
                                                Amortized   Unrealized   Unrealized   Fair
(in thousands)                                     Cost        Gain         Loss      Value
                                                ---------   ----------   ----------  -------
U.S. Government securities                      $   2,003   $        1   $       -   $ 2,004
U.S. Government agency and
   mortgage-backed securities                      34,963           99          322   34,740
Small Business Administration securities            1,281           11           -     1,292
Collateralized mortgage obligations                14,898           -           238   14,660
                                                ---------   ----------   ----------  -------
        Total                                   $  53,145   $      111   $      560  $52,696
                                                =========   ==========   ==========  =======

     The amortized cost and fair value of securities held-to-maturity as of March 31, 1998, and December 31, 1997 are as follows:

                                                                March 31, 1998
                                                --------------------------------------------
                                                              Gross        Gross
                                                Amortized   Unrealized   Unrealized   Fair
(in thousands)                                     Cost        Gain         Loss      Value
                                                ---------   ----------   ----------  -------
U.S. Government securities                      $   3,052   $       67   $       -   $ 3,119
U.S. Government agency securities                   2,500            1                 2,501
U.S. Government agency
   mortgage-backed securities                      26,549           73           32   26,590
Federal Reserve Bank stock                            439           -            -       439
                                                ---------   ----------   ----------  -------
        Total                                   $  32,540   $      141   $       32  $32,649
                                                =========   ==========   ==========  =======

                                                              December 31, 1997
                                                --------------------------------------------
                                                              Gross        Gross
                                                Amortized   Unrealized   Unrealized   Fair
(in thousands)                                     Cost        Gain         Loss      Value
                                                ---------   ----------   ----------  -------
U.S. Government securities                      $   3,054   $       55   $       -   $ 3,109
U.S. Government agency securities                   2,750           -            10    2,740
U.S. Government agency
   mortgage-backed securities                      28,857           72           70   28,859
Federal Reserve Bank stock                            439           -            -       439
                                                ---------   ----------   ----------  -------
        Total                                   $  35,100   $      127   $       80  $35,147
                                                =========   ==========   ==========  =======

     There were no sales of available-for-sale securities during the three months ended March 31, 1998 and in the twelve months ended December 31, 1997.

DEPOSITS

     Total deposits at March 31, 1998 were $220,756,000, a decrease of $8,708,000 or 3.8% from $229,464,000 at December 31, 1997. The Company attracts deposits primarily from individuals and businesses related to the health care services industry, as well as other professionals and professional services firms. The Company has no brokered deposits and the Company's practice is to not purchase brokered deposits.

     The following table sets forth the amount of deposits by category and the percentage of each category to total deposits as of March 31, 1998 and December 31, 1997:

                                               March 31, 1998          December 31, 1997
                                            --------------------     --------------------
(in thousands)                               Amount   % of Total      Amount   % of Total
                                            --------  ----------     --------  ----------
Demand, noninterest-bearing                 $ 98,405        44.6%    $ 97,746        42.6%
Demand, interest-bearing                      12,522         5.7       14,961         6.5
Savings deposits                              12,582         5.7       10,603         4.6
Money market deposits                         64,304        29.1       78,624        34.3
Time deposits under $100,000                   7,819         3.5        7,374         3.2
Time deposits of $100,000 and over            25,124        11.4       20,156         8.8
                                            --------  ----------     --------  ----------
                                            $220,756       100.0%    $229,464       100.0%
                                            ========  ==========     ========  ==========

     Historically, deposit levels decrease substantially in the first and second quarter when clients tend to make first and second quarter tax payments and bonuses. In addition, increasing competition for operating cash deposits comes from broker dealer products and accounts. In order to minimize the effects of such "disintermediation" from the Company to such accounts, the Company is currently offering to clientele such accounts.

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

     The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of March 31, 1998.

                                                                       To Be Well
                                                                    Capitalized Under
                                                   For Capital      Prompt Corrective
                                Actual          Adequacy Purposes   Action Provisions
                          -----------------     -----------------   -----------------
(in thousands)             Amount    Ratio       Amount    Ratio     Amount    Ratio
                          -------    ------     -------    ------   -------    ------
Company
Leverage (1)              $20,951      8.87%    $ 9,453      4.00%  $11,816      5.00%
Tier 1 Risk-Based          20,951     15.34       5,463      4.00     8,194      6.00
Total Risk-Based           27,911     20.44      10,925      8.00    13,656     10.00

Bank
Leverage                  $20,967      8.94%    $ 9,380      4.00%  $11,725      5.00%
Tier 1 Risk-Based          20,967     15.42       5,437      4.00     8,156      6.00
Total Risk-Based           22,668     16.68      10,875      8.00    13,594     10.00

/1/ The minimum required by the FRB is 3%; for all but the most highly rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

     The Company and the Bank, at March 31, 1998, were considered "well-capitalized" and exceeded all applicable minimum capital requirements. Capital requirements of the federal banking regulators, however, could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth.

     During March 1998, the Company received approximately $3,490,000 in additional capital due to the exercise of 276,515 in stock options.


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

     The Bank's primary sources of liquidity are federal funds sold to other banks and the investment securities portfolio. For the three months ended March 31, 1998, federal funds sold averaged $18,368,000 and compared to $20,182,000 for the same period in 1997. In addition, securities in the available-for-sale portfolio can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs primarily as collateral for reverse repurchase agreements. The fair value of securities available-for-sale and securities held-to-maturity at March 31, 1998, were $48,196,000 and $32,649,000, respectively.

     The Bank sells securities under agreements to repurchase. Securities sold under repurchase agreements are recorded as short-term obligations. During the first three months of 1998, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $5,000,000 and $222,000, respectively; the average rate paid was 5.5%. At March 31, 1998, there were no securities sold under agreements to repurchase.

RESULTS OF OPERATIONS

     The Company reported consolidated net earnings of $304,000 for the first quarter of 1998, compared with net earnings of $190,000 for the first quarter of 1997. Basic and diluted earnings per share for the first quarter of 1998 were $0.22 and $0.17, respectively, compared to $0.14 basic and diluted earnings per share for the same period in 1997. Return on average equity for the first quarter of 1998 and 1997, were 7.29% and 5.44%, respectively. Additionally, return on average assets for the first quarter of 1998 and 1997, were 0.52% and 0.32%, respectively.

     The improvement in earnings during the first three months of 1998 is largely the result of reduced provision for loan losses and improved noninterest income relating to account analysis fees.

NET INTEREST INCOME

     The Company's earnings depend primarily on net interest income, which is the difference between the interest and fees earned on loans and investments less the interest paid on deposits, borrowings and convertible notes. For the quarter ended March 31, 1998, net interest income increased $10,000 from $3,098,000 for the quarter ended March 31, 1997, to $3,108,000, for the quarter ended March 31, 1998. For the three months ended March 31, 1998 and 1997, the net interest margin was 6.11% and 6.02%, respectively.

     The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three months ended March 31, 1998 and 1997.

                                                                        Three Months Ended March 31,
                                                        -------------------------------------------------------------
                                                                     1998                            1997
                                                                     ----                            ----
                                                          Average   Yield/               Average    Yield/
(in thousands)                                            Balance    Rate   Interest     Balance     Rate   Interest
                                                        -----------------------------  ------------------------------
Assets
Interest-earning assets:
   Securities                                            $ 85,079   6.13%    $ 1,285    $ 95,748    6.32%   $ 1,492
   Loans(1)                                               102,640   9.78       2,475      92,263    9.94      2,262
   Federal funds sold                                      18,368   5.45         247      20,182    5.23        260
   Interest-earning deposits - banks                          198   3.17           2         354    5.22          5
                                                         --------            -------    --------            -------
        Total interest-earning assets                     206,285   7.88       4,009     208,547    7.81      4,019
                                                         --------            -------    --------            -------
Deferred loan fees                                           (145)                          (137)
Allowance for loan losses                                  (1,808)                        (2,214)
Nonearning assets:
   Cash and due from banks                                 22,716                         22,131
   Premises and equipment                                   1,549                          1,721
   Other assets                                             6,566                          8,335
                                                         --------                       --------
        Total assets                                     $235,163                       $238,383
                                                         ========                       ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits                      $ 13,630   0.93%      $  31    $ 13,225    0.74%     $  24
   Savings and money market deposits                       80,367   2.07         410      94,478    1.83        427
   Time deposits                                           30,445   4.64         348      30,173    4.72        351
   Convertible notes                                        5,375   8.16         108       5,678    8.50        119
   Repurchase agreements                                      222   5.58           3          -         -        -
                                                         --------            -------    --------            -------
        Total interest-bearing liabilities                130,039   2.81         901     143,554    2.60        921
                                                         --------            -------    --------            -------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits                     84,719                         77,610
   Other liabilities                                        3,234                          3,283
   Shareholders' equity                                    17,171                         13,936
                                                         --------                       --------
        Total liabilities and shareholders' equity       $235,163                       $238,383
                                                         ========                       ========

Interest income as a percentage of average
   earning assets                                                   7.88%                           7.81%
Interest expense as a percentage of average
   interest-bearing liabilities                                     2.81                            2.60
Net interest margin and income                                      6.11     $ 3,108                6.02    $ 3,098
                                                                             =======                        =======

(1)  Nonaccrual loans are included in average balances and rate calculations.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three months ended March 31, 1998 and 1997. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts.

                                                    Three Months Ended
                                                  March 31, 1998 and 1997
                                                  -----------------------
(in thousands)                                    Volume   Rate    Total
                                                  ------  ------  -------
Increase (decrease) in interest income:
     Securities                                    $(162)  $ (44)  $(206)
     Loans                                           251     (38)    213
     Federal funds sold                              (24)     10     (14)
     Interest-bearing deposits - banks                (2)     (1)     (3)
                                                  ------  ------  ------
                                                      63     (73)    (10)
                                                  ------  ------  ------

Increase (decrease) in interest expense:
     Interest-bearing demand deposits                  1       7       8
     Savings and money market deposits               (68)     51     (17)
     Time deposits                                     3      (6)     (3)
     Convertible notes                                (6)     (5)    (11)
     Repurchase agreements                             3      -        3
                                                  ------  ------  ------
                                                     (67)     47     (20)
                                                  ------  ------  ------
Increase (decrease) in net interest income         $ 130   $(120)    $10
                                                  ======  ======  ======

     Interest income represents interest earned on loans, investment securities and federal funds sold. Interest income decreased a total of $10,000 from $4,019,000 for the three months ended March 31, 1997 to $4,009,000 for the three months ended March 31, 1998. The decrease in interest income was a result of a decline of $73,000 due to a slight decrease in yield on securities and loans offset by an increase of $63,000 due to a change in the mix of interest earning assets. Overall average interest earning assets decreased $2,262,000 from $208,547,000 for the three months ended March 31, 1997 to $206,285,000 for the three months ended March 31, 1998; however, average loans which yield 9.78% increased $10,377,000 to $102,640,000 for the quarter ended March 31, 1998 which is offset by a decline in average securities which yield 6.13% of $10,669,000 to $85,079,000 for the same period in 1998.

     Interest expense represents interest paid on deposits, Company borrowings and convertible notes. For the first quarter of 1998, interest expense decreased $20,000 to $901,000, as compared with $921,000 for the first quarter of 1997. A decrease of $13,514,000 in average interest-bearing liabilities reduced interest expense by approximately $66,000. Repurchase agreements averaged $222,222 during the first quarter of 1998, while there were no repurchase agreements during the first quarter of 1997. The decrease in deposits was centered primarily in average savings and money market deposits which declined $14,111,000 from $94,478,000 for the three months ended March 31, 1997 to $80,367,000 for the three months ended March 31, 1998.

NONINTEREST INCOME

     For the three months ended March 31, 1998, noninterest income totaled $467,000 compared with $427,000 for the same period of 1997. The primary increase was in service charges on deposits which increased $72,000 to $257,000 for the third quarter of 1998 as the Company continues to generate fees for services provided to customers.

NONINTEREST EXPENSE

     Noninterest expense for the first quarter of 1998, decreased $11,000 to $3,133,000 from $3,144,000 for the first quarter of 1997.

     Salaries and other employee benefits increased approximately $29,000 to $1,538,000 for the first quarter of 1998, compared with $1,509,000 for the first quarter of 1997. This increase was largely due to returning the Company to full staff level.

     Legal fees decreased $24,000 to $92,000 for the first quarter of 1998, from $116,000 for the first quarter of 1997. The decrease in legal fees is due primarily to nonrecurring legal expenses associated with loan collection efforts as the quality of the loan portfolio has improved over the past year.

     Other professional services increased $18,000 to $357,000 for the first quarter of 1998, compared with $339,000 for the comparable period in 1997. The Company continues to utilize the services of outside professionals to augment staffing and support service training.

INCOME TAXES

     For the three months ended March 31, 1998, the provision for income taxes was $138,000 compared to $132,000 for the same period in 1997.

     The management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11 - Statement regarding computation of per share earnings

               27 - Financial Data Schedule

          (b) Reports on Form 8-K: Reports on Form 8-K were filed on January and March 1998 reporting on the following items:

               Item 5. Other Events -

               In January 1998, a Report on Form 8-K was filed pertaining to Professional Bancorp, Inc. ("Bancorp") and its wholly-owned subsidiary, First Professional Bank, N.A. (the "Bank"), have entered into a Settlement Agreement and Release with St. Paul Mercury Insurance Company ("St. Paul"), their Directors and Officers Liability insurance carrier.

               In March 1998, a Report on Form 8-K was filed pertaining to Joel
               W. Kovner, an option holder of Professional Bancorp, Inc. ("Bancorp") stock options. Mr. Kovner exercised all of his options to purchase 276,515 shares of common stock of Bancorp pursuant to Bancorp's 1990 and 1992 Stock Option Plans.

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



                                    PROFESSIONAL BANCORP, INC.
                                    --------------------------
                                    (Registrant)



Date:  May 11, 1998                 /s/ Julie P. Thompson
                                    --------------------------
                                    Julie P. Thompson
                                    Chairman of the Board


Date:  May 11, 1998                 /s/ Melissa Lanfre
                                    --------------------------
                                    Melissa Lanfre
                                    Chief Financial Officer and
                                    Senior Vice President

EXHIBIT 11 - EARNINGS PER SHARE

             Statement Regarding Computation of Per Share Earnings


                                                      Three Months Ended
                                                        March 31, 1998
                                                  ---------------------------
Basic Earnings Per Share                             1998             1997
                                                  ----------       ----------
Computation for Statement of Operations:
   Net earnings per statement of
   operations used in basic earnings
   per share computation:

         Basic earnings                           $  304,335       $  189,635
                                                  ==========       ==========

      Weighted average number of shares
      outstanding                                  1,415,741        1,365,671
                                                  ==========       ==========

Basic earnings per share                          $     0.22       $     0.14
                                                  ==========       ==========

                                                      Three Months Ended
                                                        March 31, 1998
                                                  ---------------------------
Diluted Earnings Per Share                           1998             1997
                                                  ----------       ----------
Computation for Statement of Operations:
   Net earnings per statement of
   operations used in diluted
   earnings per share computation:

         Basic earnings                           $  304,335       $  189,635

   Interest on convertible
   notes, net of tax effect                           63,832           70,423
                                                  ----------       ----------


         Basic earnings as adjusted               $  368,167       $  260,058
                                                  ==========       ==========

   Weighted average number of shares
   outstanding, as per diluted
   computation above                               1,676,495        1,366,903

   Net shares issuable from assumed exercise
   of warrants and options, as determined by
   the application of the Treasury
   Stock Method                                       55,300              (1)

   Weighted average shares issuable from
   assumed conversion of convertible notes           413,517          428,164
                                                  ----------       ----------

         Weighted average number of shares
         outstanding                               2,145,312        1,795,067
                                                  ==========       ==========


Diluted earnings per share                        $     0.17       $     0.14
                                                  ==========       ==========

(1)  Anti-dilutive