Form 10-Q
period 1998-06-30
PROFESSIONAL BANCORP INC
filed 1998-08-14
CIK 700914

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1998


                        COMMISSION FILE NUMBER: 0-11223

                           PROFESSIONAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)



              PENNSYLVANIA                                   95-3701137
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)


               606 BROADWAY
        SANTA MONICA, CALIFORNIA                                90401
(Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code:  (310) 458-1521


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X        NO
                                        -------        -------


As of July 21, 1998, 1,913,348 shares of the Registrant's $0.008 par value common stock were outstanding.

                           PROFESSIONAL BANCORP, INC.
                                     INDEX


                                                                                  PAGE
                                                                                  ----

PART I.  FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Consolidated Statements of Financial Condition as of
                 June 30, 1998 and December 31, 1997                                3

                 Consolidated Statements of Operations for the three months
                 and six months ended June 30, 1998 and 1997                        4

                 Consolidated Statements of Cash Flows for the six months
                 ended June 30, 1998 and 1997                                       5

                 Notes to Consolidated Financial Statements                         6


         Item 2  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                          7


PART II. OTHER INFORMATION

         Item 6  Exhibits and Reports on Form 8-K                                  18


SIGNATURES                                                                         19

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                        June 30,              December 31,
                                                                          1998                    1997
                                                                      ------------            -------------
Assets

Cash and due from banks:
  Noninterest-bearing                                                 $ 26,563,830             $ 28,627,771
  Interest-bearing                                                         153,830                  111,899
Federal funds sold                                                      43,200,000               25,600,000
                                                                      ------------             ------------
Cash and cash equivalents                                               69,917,660               54,339,670

Securities available-for-sale (cost of $40,159,000 and
 $53,145,000 in 1998 and 1997, respectively)                            39,881,431               52,696,180
Securities held-to-maturity (fair value of $29,425,000
 and $35,147,000 in 1998 and 1997, respectively)                        29,315,212               35,099,572
Loans (net of allowance for loan losses of $1,851,000
 and $1,802,000 in 1998 and 1997, respectively)                         98,281,562              103,900,082
Premises and equipment, net                                              1,499,796                1,547,771
Deferred tax asset                                                       1,389,487                1,239,207
Accrued interest receivable and other assets                             4,535,426                5,005,079
                                                                      ------------             ------------
                                                                      $244,820,574             $253,827,561
                                                                      ============             ============
Liabilities and Shareholders' Equity
Liabilities
Deposits:
  Demand, noninterest-bearing                                         $ 97,684,876             $ 97,746,304
  Demand, interest-bearing                                              12,094,158               14,961,400
  Savings and money market                                              80,405,411               89,226,025
  Time deposits                                                         26,448,041               27,529,935
                                                                      ------------             ------------
Total deposits                                                         216,632,486              229,463,664

Convertible notes                                                        2,170,000                5,437,000
Acrued interest payable and other liabilities                            2,392,387                3,063,744
                                                                      ------------             ------------
Total liabilities                                                      221,194,873              237,964,408
                                                                      ------------             ------------
Commitments and contingent liabilities

Shareholders' equity:
Common stock, $.008 par value; 12,500,000 shares
 authorized; 1,982,815 and 1,426,689 issued
 and 1,913,348 and 1,357,222 outstanding in 1998
 and 1997, respectively                                                     15,862                   11,413
Additional paid-in-capital                                              19,866,634               12,659,774
Retained earnings                                                        4,437,767                3,993,026
Treasury stock, at cost (69,467 and 69,467 shares
 in 1998 and 1997, respectively)                                          (537,251)                (537,251)
Unrealized loss on securities available-for sale, net of taxes            (157,311)                (263,809)
                                                                      ------------             ------------
Total shareholders' equity                                              23,625,701               15,863,153
                                                                      ------------             ------------
                                                                      $244,820,574             $253,827,561
                                                                      ============             ============

         See accompanying notes to consolidated financial statements.

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                       -------------------------       -------------------------
                                                           1998          1997              1998          1997
                                                       ----------     ----------       ----------     ----------
Interest income
Loans                                                  $2,502,264     $2,423,760       $4,978,008     $4,686,154
Securities                                              1,071,114      1,509,188        2,356,289      3,000,829
Federal funds sold and securities purchased
  under agreements to resell                              544,736        201,649          791,656        462,093
Interest-bearing deposits in other banks                    1,589         13,138            3,135         17,703
                                                       ----------     ----------       ----------     ----------
Total interest income                                   4,119,703      4,147,735        8,129,088      8,166,779
                                                       ----------     ----------       ----------     ----------
Interest expense
Deposits                                                  814,435        761,044        1,604,529      1,562,493
Convertible notes                                          81,559        119,361          189,748        238,722
Federal funds purchased and securities
  sold under agreements to repurchase                           -         15,807            3,055         15,807
                                                       ----------     ----------       ----------     ----------
Total interest expense                                    895,994        896,212        1,797,332      1,817,022
                                                       ----------     ----------       ----------     ----------
Net interest income                                     3,223,709      3,251,523        6,331,756      6,349,757
Provision for loan losses                                       -         60,000                -        120,000
                                                       ----------     ----------       ----------     ----------
Net interest income after provision
  for loan losses                                       3,223,709      3,191,523        6,331,756      6,229,757
                                                       ----------     ----------       ----------     ----------
Other operating income
Net gain (loss) on sale of securities
  available-for-sale                                       (8,735)             -           (8,735)             -
Merchant discount                                          50,593         72,253          109,277        140,206
Mortgage banking fees                                      69,577         38,076           83,523         71,246
Service charges on deposits                               222,842        215,414          479,789        400,094
Other income                                              125,795        215,813          263,153        357,440
                                                       ----------     ----------       ----------     ----------
Total other operating income                              460,072        541,556          927,007        968,986
                                                       ----------     ----------       ----------     ----------
Other operating expenses
Salaries and employee benefits                          1,653,224      1,393,068        3,191,079      2,901,699
Occupancy                                                 352,892        377,322          701,463        760,338
Furniture and equipment                                   199,793        226,642          390,265        437,122
Meetings and business development                          61,875         62,444           93,950         95,678
Donations                                                  25,816         27,309           62,752         42,589
Other promotion                                            84,324        100,191          152,262        172,444
Legal fees                                                159,551        142,692          251,897        258,861
Audit, accounting and examinations                         40,495         30,790           84,035         58,525
Professional services                                     282,215        420,248          639,229        759,471
Strategic planning and other outside consulting            37,473              -           91,388              -
Office supplies                                            55,481         53,522          121,494        113,550
Telephone                                                  71,845         70,256          140,512        146,093
Postage                                                    40,392         42,881           81,394         77,848
Messenger service                                           8,280         17,115           17,498         47,280
FDIC assessment                                             6,609          8,289           12,762         14,500
Other assessments                                          44,648         64,377           87,829        116,734
Imprinted checks                                           14,960         28,118           27,703         56,773
Other expense                                             155,677        136,840          280,685        286,628
                                                       ----------     ----------       ----------     ----------
Total other operating expenses                          3,295,550      3,202,104        6,428,197      6,346,133
                                                       ----------     ----------       ----------     ----------
Earnings before taxes                                     388,231        530,975          830,566        852,610
Provision for income taxes                                164,000        219,300          302,000        351,300
                                                       ----------     ----------       ----------     ----------
Net earnings                                           $  224,231     $  311,675       $  528,566     $  501,310
                                                       ==========     ==========       ==========     ==========
Earnings per share
  Basic                                                $     0.13     $     0.23       $     0.34     $     0.37
  Diluted                                              $     0.13     $     0.21       $     0.30     $     0.36

          See accompanying notes to consolidated financial statements.

                      PROFESSIONAL BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended June 30,
                                                                      1998             1997
                                                                  ------------     ------------
Cash flows from operating activities:
 Net earnings                                                     $    528,566     $    501,310
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                                       290,054          290,527
   Provision for loan losses                                                 -          120,000
   Loss on sales of securities available-for-sale                        8,735                -
   Amortization of convertible note expense                             52,255           52,166
   (Increase) in deferred tax asset                                   (214,291)         (18,260)
   Decrease in accrued interest receivable and other assets              6,959        2,487,107
   Decrease in accrued interest payable and other liabilities         (110,971)        (167,945)
   Net amortization of premiums and discounts
    on securities held-to-maturity                                     183,362          118,736
   Net amortization of premiums and discounts
    on securities available-for-sale                                   161,142          115,587
                                                                  ------------     ------------
 Net cash provided by operating activities                             905,811        3,499,228
                                                                  ------------     ------------
Cash flows from investing activities:
 Proceeds from:
   Maturities of securities held-to-maturity                         3,056,168        3,250,000
   Maturities of securities available-for-sale                       6,870,516                -
   Sales of securities available-for-sale                           10,234,664                -
 Principal payments and maturities of:
   Mortgage-backed securities held-to-maturity                       2,544,830        2,627,906
   Mortgage-backed securities available-for-sale                     6,348,014        3,643,320
 Purchase of securities held-to-maturity                                     -       (2,991,950)
 Purchase of securities available-for-sale                         (10,637,813)      (6,037,422)
 Net (increase) decrease in loans                                    5,618,520       (3,244,498)
 Purchase of bank premises and equipment, net                         (242,079)        (226,342)
                                                                  ------------     ------------
 Net cash provided (used) by investing activities                   23,792,820       (2,978,986)
                                                                  ------------     ------------
Cash flows from financing activities:
 Net decrease in demand deposits and savings accounts              (11,749,284)     (24,252,263)
 Net increase (decrease) in time deposits                           (1,081,895)      (6,146,900)
 Cash dividends                                                        (83,825)               -
 Proceeds from exercise of stock options                             3,794,363           13,354
                                                                  ------------     ------------
Net cash used in financing activities                               (9,120,641)     (30,385,809)
                                                                  ------------     ------------
Net decrease (increase) in cash and cash equivalents                15,577,990      (29,865,567)
                                                                  ------------     ------------
Cash and cash equivalents, beginning of period                      54,339,670       66,339,978
                                                                  ------------     ============
Cash and cash equivalents, end of period                          $ 69,917,660     $ 36,474,411
                                                                  ============     ============
Supplemental disclosure of cash flow information -
  Cash paid during the period for:
  Interest                                                        $  1,925,902     $  1,986,400
  Income taxes                                                    $    122,000     $    230,108
Supplemental disclosure of noncash items:
  Decrease (increase) in unrealized losses on securities
    available-for-sale, net of tax                                $    170,509     $    (70,542)
  Conversion of notes                                             $  2,836,562     $          -
  Tax benefit on stock options exercised                          $    560,384     $          -

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

          The unaudited consolidated financial statements included herein have been prepared by Professional Bancorp, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading.

          The financial position at June 30, 1998, and the results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.



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

          The Company adopted, effective January 1, 1998, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. For the three and six months ended June 30, 1998, net income totaled $224,231 and $528,566, other comprehensive income totaled $(92,201) and $106,497 and total comprehensive income totaled $132,030 and $635,063. For the three and six months ended June 30, 1997, net income totaled $311,675 and $501,310, other comprehensive income totaled $3,476 and $(52,192) and total comprehensive income totaled $315,151 and $449,118 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

          Professional Bancorp, Inc. (the "Company"), holding company for First Professional Bank, N.A. (the "Bank"), recorded net earnings of $224,000 or $0.13 per share for the second quarter of 1998, compared with net earnings of $312,000 or $0.23 per share for the second quarter of 1997. For the six months ended
June 30, 1998, the Company   had net earnings of $529,000 or $0.34 per share .
This compares to net earnings of $501,000 or $0.37 per share for the first six months of 1997. The Company had total assets of $244,821,000 at June 30, 1998, compared to $253,828,000 at December 31, 1997.


LOANS

          The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.


                                                  JUNE 30, 1998                      DECEMBER 31, 1997
                                            --------------------------           --------------------------
(in thousands)                                 AMOUNT       % OF TOTAL              AMOUNT       % OF TOTAL
                                            ------------   -----------           ------------   -----------
Commercial                                     $ 80,607         80.4%              $ 86,243         81.5%
Real estate secured commercial                   10,153         10.1                 10,512          9.9
                                               --------        -----               --------        -----
                                                 90,760         90.5                 96,755         91.4
Equity lines of credit                            6,457          6.6                  6,288          5.9
Other lines of credit                             1,629          1.6                  1,524          1.4
Installment                                       1,333          1.3                  1,253          1.2
Lease financing                                      34            -                     37          0.1
                                               --------        -----               --------        -----
         Gross loans                            100,213        100.0%               105,857        100.0%
                                               --------                            --------
Less:
     Allowance for loan losses                    1,851                               1,802
     Deferred loan fees, net                         80                                 155
                                               --------                            --------
         Net loans                             $ 98,282                            $103,900
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

          Credit administrative policies discourage the use of "short-term" extensions while awaiting receipt of updated financial packages from borrowers. The policy is aimed at facilitating timely credit renewals. However, as a result of this policy, aggregate "past due" volumes will not necessarily be correlative to absolute asset quality measurement.

          The following table sets forth information about nonperforming assets (which include nonaccrual loans, other real estate owned and other repossessed assets), accruing loans 90 days or more past due, and certain ratios.

                                                                JUNE 30,             DECEMBER 31,
          (in thousands)                                          1998                   1997
                                                                --------             ------------
          Nonperforming loans                                     $ 527                  $  877
          Other real estate owned (OREO)                              -                       -
          Other repossessed assets                                  272                     272
                                                                  -----                  ------
               Total nonperforming assets                         $ 799                  $1,149
                                                                  =====                  ======

          Accruing loans 90 days or more past due                 $ 833                  $   17
                                                                  =====                  ======

          Nonperforming loans to total loans(1)                    0.53%                   0.83%
          Nonperforming assets(1)
               to total loans                                      0.80%                   1.09%
               to total loans, OREO and repossessed assets         0.80%                   1.08%
               to total assets                                     0.33%                   0.45%
          ---------------------------------------------------------------------------------------




          (1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.

          The total accrued interest on loans 90 days or more past due and still accruing was approximately $35,000 at June 30, 1998, and $1,000 at December 31, 1997. Of the $833,000 in accruing loans over 90 days or more past due and still accruing, $495,000 represents loans where the renewal was in process, credit quality was not impaired or risk rated below pass. As a result of the Company's practice to discourage "short-term" extensions, these loans are carried as "past due" to ensure proper underwriting and administrative controls.

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

          The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity during the six months ended June 30, 1998, the year ended December 31, 1997, and the six months ended June 30, 1997:

                                                                                      PERIOD ENDED
                                                               ---------------------------------------------------------
                                                                   JUNE 30,            DECEMBER 31,           JUNE 30,
(in thousands)                                                       1998                  1997                 1997
                                                               ---------------        --------------        ------------
Balance at beginning of period                                     $  1,802              $  2,253              $ 2,253
Provision for loan losses                                                 -                   180                  120
                                                                   --------              --------              -------
                                                                      1,802                 2,433                2,373
                                                                   --------              --------              -------
Loan charge-offs                                                         60                   882                  195
Recoveries on loans previously charged-off                             (109)                 (251)                (111)
                                                                   --------              --------              -------
   Net charge-offs (recoveries)                                         (49)                  631                   84
                                                                   --------              --------              -------
Balance at end of period                                           $  1,851              $  1,802              $ 2,289
                                                                   ========              ========              =======

Loans outstanding at end of period                                 $100,213              $105,857              $96,382
Average loans outstanding during period                             101,342                97,197               94,304

Net charge-offs (recoveries) to average loans outstanding             -0.10%                 0.65%                0.18%
Allowance for loan losses:
     to total loans                                                    1.85                  1.70                 2.37
     to nonperforming loans/(1)/                                     351.23                205.47               205.11
     to nonperforming assets/(1)/                                    231.66                156.83               164.91

/(1)/ Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.
------------------------------------------------------------------------------------------------------------------------

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

          The Company had $839,000 in impaired loans as of June 30, 1998. The carrying value of impaired loans for which there is a related allowance for loan losses was $193,000, with the amount of specific allowance for loan losses allocated to these loans of $59,000. There were $646,000 in impaired loans for which there was a general allowance allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the first six months of 1998 was approximately $981,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $33,000. Impaired loans at June 30, 1998, included $527,000 of nonaccrual loans.

          The Company had $1,233,000 in impaired loans as of June 30, 1997. The carrying value of impaired loans for which there is a related allowance for loan losses was $517,000, with the amount of specific allowance for loan losses allocated to these loans of $304,000. There were $716,000 in impaired loans for which there was a general allowance allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the first six months of 1997 was approximately $1,494,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $28,000. Nonaccrual loans at June 30, 1997, included $804,000 of the impaired loans.

INVESTMENT SECURITIES

          The following table sets forth the amortized cost and fair value of securities available-for-sale as of June 30, 1998 and December 31, 1997:

                                                                                  JUNE 30, 1998
                                                   -------------------------------------------------------------------------
                                                                          GROSS                 GROSS
                                                   AMORTIZED           UNREALIZED            UNREALIZED             FAIR
(in thousands)                                       COST                 GAIN                  LOSS                VALUE
                                                   ---------          -----------           -----------           ----------
U.S. Government securities                           $     -              $  -                  $  -                $     -
U.S. Government agency and
   mortgage-backed securities                         36,913                69                   345                 36,637
Small Business Administration securities                 926                16                     -                    942
Collateralized mortgage obligations                    2,320                 -                    18                  2,302
                                                     -------              ----                  ----                -------
        Total                                        $40,159              $ 85                  $363                $39,881
                                                     =======              ====                  ====                =======
                                                                                DECEMBER 31, 1997
                                                   -------------------------------------------------------------------------
                                                                          GROSS                 GROSS
                                                   AMORTIZED           UNREALIZED            UNREALIZED             FAIR
(in thousands)                                       COST                 GAIN                  LOSS                VALUE
                                                   ---------          -----------           -----------           ----------
U.S. Government securities                           $ 2,003              $  1                  $  -                $ 2,004
U.S. Government agency and
   mortgage-backed securities                         34,963                99                   322                 34,740
Small Business Administration securities               1,281                11                     -                  1,292
Collateralized mortgage obligations                   14,898                 -                   238                 14,660
                                                     -------              ----                  ----                -------
        Total                                        $53,145              $111                  $560                $52,696
                                                     =======              ====                  ====                =======

          The amortized cost and fair value of securities held-to-maturity as of June 30, 1998, and December 31, 1997 are as follows:

                                                                                  JUNE 30, 1998
                                                   -------------------------------------------------------------------------
                                                                          GROSS                 GROSS
                                                   AMORTIZED           UNREALIZED            UNREALIZED             FAIR
(in thousands)                                       COST                 GAIN                  LOSS                VALUE
                                                   ---------          -----------           -----------           ----------
U.S. Government securities                           $ 3,049              $ 68                  $  -                $ 3,117
U.S. Government agency securities                      2,500                 -                                        2,500
U.S. Government agency
   mortgage-backed securities                         23,327                69                    27                 23,369
Federal Reserve Bank stock                               439                 -                     -                    439
                                                     -------              ----                  ----                -------
        Total                                        $29,315              $137                  $ 27                $29,425
                                                     =======              ====                  ====                =======

                                                                                DECEMBER 31, 1997
                                                   -------------------------------------------------------------------------
                                                                          GROSS                 GROSS
                                                   AMORTIZED           UNREALIZED            UNREALIZED             FAIR
(in thousands)                                       COST                 GAIN                  LOSS                VALUE
                                                   ---------          -----------           -----------           ----------
U.S. Government securities                           $ 3,054              $ 55                  $  -                $ 3,109
U.S. Government agency securities                      2,750                 -                    10                  2,740
U.S. Government agency
   mortgage-backed securities                         28,857                72                    70                 28,859
Federal Reserve Bank stock                               439                 -                     -                    439
                                                     -------              ----                  ----                -------
        Total                                        $35,100              $127                  $ 80                $35,147
                                                     =======              ====                  ====                =======


          During the three months ended June 30, 1998 securities available-for-sale were sold for aggregate proceeds of $10,285,000. This sale resulted in a gross realized loss of $9,000. There were no sales of securities available-for-sale in the twelve months ended December 31, 1997.


DEPOSITS

          Total deposits at June 30, 1998 were $216,632,000, a decrease of $12,831,000 or 5.6% from $229,464,000 at December 31, 1997. The Company attracts deposits primarily from individuals and businesses related to the health care services industry, as well as other professionals and professional services firms. The Company has no brokered deposits and the Company's practice is to not purchase brokered deposits.

          The following table sets forth the amount of deposits by category and the percentage of each category to total deposits as of June 30, 1998 and December 31, 1997:

                                                           JUNE 30, 1998                             DECEMBER 31, 1997
                                                  ---------------------------------           ---------------------------------
(in thousands)                                        AMOUNT          % OF TOTAL                  AMOUNT          % OF TOTAL
                                                  --------------   ----------------           --------------   ----------------
Demand, noninterest-bearing                          $ 97,685            45.1%                   $ 97,746           42.6%
Demand, interest-bearing                               12,094             5.6                      14,961            6.5
Savings deposits                                       12,935             6.0                      10,603            4.6
Money market deposits                                  67,470            31.1                      78,624           34.3
Time deposits under $100,000                            8,146             3.8                       7,374            3.2
Time deposits of $100,000 and over                     18,302             8.4                      20,156            8.8
                                                     --------           -----                    --------          -----
                                                     $216,632           100.0%                   $229,464          100.0%
                                                     ========           =====                    ========          =====

          Historically, deposit levels decrease substantially in the first and second quarter when clients tend to make first and second quarter tax payments and risk-sharing distributions. In addition, increasing competition for operating cash deposits comes from broker dealer products and accounts. In order to minimize the effects of such "disintermediation" from the Company to such accounts, the Company is currently offering to clientele such accounts through its' C-Net Pro product.


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

          The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of June 30, 1998.


                                                                                   TO BE WELL
                                                                               CAPITALIZED UNDER
                                                          FOR CAPITAL          PROMPT CORRECTIVE
                                      ACTUAL           ADEQUACY PURPOSES       ACTION PROVISIONS
                                 ----------------------------------------------------------------
(in thousands)                   AMOUNT    RATIO        AMOUNT     RATIO        AMOUNT     RATIO
                                 -------   ------      ---------   ------      ---------   ------
COMPANY
Leverage /(1)/                   $23,626    9.44%        $10,006    4.00%        $12,507    5.00%
Tier 1 Risk-Based                 23,626   17.81           5,306    4.00           7,959    6.00
Total Risk-Based                  27,456   20.70          10,612    8.00          13,264   10.00

BANK
Leverage                         $21,420    8.72%        $ 9,824    4.00%        $12,280    5.00%
Tier 1 Risk-Based                 21,420   16.21           5,285    4.00           7,927    6.00
Total Risk-Based                  23,074   17.46          10,569    8.00          13,212   10.00

/1/  The minimum required by the FRB is 3%; for all but the most highly rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

          The Company and the Bank, at June 30, 1998, were considered "well-capitalized" and exceeded all applicable minimum capital requirements. Capital requirements of the federal banking regulators, however, could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth.

          During March 1998, the Company received approximately $3,490,000 in additional capital due to the exercise of 276,515 in stock options. On May 29, 1998, the Company gave notice of its' intent to call for partial redemption of $2,625,000 principal amount of the Professional Bancorp, Inc., 8.50% Convertible Subordinated Reset Notes due March 1, 2004. As a result of this call, approximately $2,552,000 of the notes converted to 200,955 shares of common stock and $73,000 in notes were redeemed by the June 30, 1998 redemption date. Subsequent to quarter end and in the month of July 1998, approximately $1,024,000 of additional notes converted to 80,636 of shares of common stock.

LIQUIDITY

          The Company's primary source of liquidity is dividends from the Bank. Dividends from the Bank to the Company are subject to certain regulatory restrictions. Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed its net earnings, as defined, for that year combined with its retained net earnings for the proceeding two years. The Company's annual operating expenses and interest obligations with respect to its convertible notes are approximately $750,000. However, based upon the above redemption, Bancorp operating expenses will be reduced approximately $222,000 on an annual basis

          The Bank's primary sources of liquidity are federal funds sold to other banks and the investment securities portfolio. For the six months ended June 30, 1998, federal funds sold averaged $29,395,000 and compared to $17,530,000 for the same period in 1997. In addition, securities in the available-for-sale portfolio can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs primarily as collateral for reverse repurchase agreements. The fair value of securities available-for-sale and securities held-to-maturity at June 30, 1998, were $39,881,000 and $29,425,000, respectively.

          The Bank sells securities under agreements to repurchase. Securities sold under repurchase agreements are recorded as short-term obligations. During the first six months of 1998, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $5,000,000 and $110,000, respectively; the average rate paid was 5.5%. At June 30, 1998, there were no securities sold under agreements to repurchase.


RESULTS OF OPERATIONS

          The Company reported consolidated net earnings of $224,000 for the second quarter of 1998, compared with net earnings of $312,000 for the second quarter of 1997. Basic and diluted earnings per share for the second quarter of 1998 were $0.13 compared to $0.23 basic and $0.21 diluted earnings per share for the same period in 1997. Return on average equity for the second quarter of 1998 and 1997, were 4.21% and 8.74%, respectively. Additionally, return on average assets for the second quarter of 1998 and 1997, were 0.36% and 0.53%, respectively.

          For the first six months of 1998, the Company reported net earnings of $529,000 compared to $501,000 for the same period in 1997. Basic and diluted earnings per share for the six months ended June 30, 1998, were $0.34 and $0.30, respectively. Comparatively, basic and diluted earnings per share for the six months ended June 30, 1997, were $0.37 and $0.36, respectively.

          The comparative decline in earnings for the three months ended June 30, 1998, over the same period in 1997 is primarily due to the effect of two nonrecurring transactions in the second quarter of 1997 that provided approximately $133,000 of 1997's net earnings. Secondarily, the quarter was impacted by higher legal expenses incurred in the convertible notes redemption program. Earnings for the first six months of 1998 are slightly improved over the same period in 1997 primarily due to reduced provision for loan losses and improved noninterest income relating to account analysis fees offset by nonrecurring fee income and expense reductions in 1997.


NET INTEREST INCOME

          The Company's earnings depend primarily on net interest income, which is the difference between the interest and fees earned on loans and investments less the interest paid on deposits, borrowings and convertible notes. For the quarter ended June 30, 1998, net interest income decreased $28,000 from $3,252,000 for the quarter ended June 30, 1997, to $3,224,000, for the quarter ended June 30, 1998. For the six months ended June 30, 1998 and 1997, net interest income was $6,332,000 and $6,350,000, respectively. The decline in net interest income is primarily a result of a decline in interest income from securities which occurred due to a decrease in the size of the average portfolio of approximately $15,677,000 and the maturity on December 31, 1997 of an interest rate floor contract which provided approximately $118,000 in interest
income for the first six months of 1997.   For the three months ended June 30,
1998 and 1997, the net interest margin was 5.96% and 6.26%, respectively.

          The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three months ended June 30, 1998 and 1997.

                                                                          THREE MONTHS ENDED JUNE 30,
                                                      --------------------------------------------------------------------
                                                                    1998                                 1997
                                                                 ----------                           ----------
                                                       AVERAGE     YIELD/                   AVERAGE     YIELD/
(in thousands)                                         BALANCE      RATE     INTEREST       BALANCE      RATE     INTEREST
                                                      ----------   -------   --------      ----------   -------   --------
Assets
Interest-earning assets:
   Securities                                          $ 76,045      5.65%     $1,071       $ 96,681      6.26%     $1,509
   Loans/(1)/                                           100,062     10.03       2,502         96,223     10.10       2,424
   Federal funds sold                                    40,328      5.42         545         14,907      5.44         202
   Interest-earning deposits - banks                        614      1.31           2            498     10.47          13
                                                       --------                ------       --------                ------
        Total interest-earning assets                   217,049      7.61       4,120        208,309      7.99       4,148
                                                       --------                ------       --------                ------
Deferred loan fees                                          (92)                                (145)
Allowance for loan losses                                (1,843)                              (2,284)
Nonearning assets:
   Cash and due from banks                               23,619                               22,206
   Premises and equipment                                 1,557                                1,624
   Other assets                                           5,897                                7,724
                                                       --------                             --------
        Total assets                                   $246,187                             $237,434
                                                       ========                             ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits                    $ 12,927      0.94%     $   30       $ 13,021      0.80%     $   26
   Savings and money market deposits                     81,094      2.06         417         94,530      1.84         434
   Time deposits                                         31,892      4.62         367         25,675      4.70         301
   Convertible notes                                      4,224      7.76          82          5,617      8.50         119
   Repurchase agreements                                      -         -           -          1,099      5.84          16
                                                       --------     -----      ------       --------                ------
        Total interest-bearing liabilities              130,137      2.76         896        139,942      2.57         896
                                                       --------                ------       --------                ------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits                   92,091                               80,031
   Other liabilities                                      2,253                                3,163
   Shareholders' equity                                  21,706                               14,298
                                                       --------                             --------
        Total liabilities and shareholders' equity     $246,187                             $237,434
                                                       ========                             ========

Interest income as a percentage of average
   earning assets                                                    7.61%                                7.99%
Interest expense as a percentage of average
   interest-bearing liabilities                                      2.76                                 2.57
Net interest margin and income                                       5.96%     $3,224                     6.26%     $3,252
                                                                               ======                               ======

/(1)/  Nonaccrual loans are included in average balances and rate calculations.

                                                                                SIX MONTHS ENDED JUNE 30,
                                                           --------------------------------------------------------------------
                                                                         1998                                 1997
                                                                      ----------                           ----------
                                                            AVERAGE     YIELD/                   AVERAGE     YIELD/
(in thousands)                                              BALANCE      RATE     INTEREST       BALANCE      RATE     INTEREST
                                                           ----------   -------   --------      ----------   -------   --------
Assets
Interest-earning assets:
   Securities                                               $ 80,541      5.90%     $2,356       $ 96,218      6.29%     $3,001
   Loans/(1)/                                                101,342      9.91       4,978         94,304     10.02       4,686
   Federal funds sold                                         29,395      5.43         792         17,530      5.31         462
   Interest-earning deposits - banks                             411      1.54           3            425      8.54          18
                                                            --------                ------       --------                ------
        Total interest-earning assets                        211,689      7.74       8,129        208,477      7.90       8,167
                                                            --------                ------       --------                ------
Deferred loan fees                                              (118)                                (141)
Allowance for loan losses                                     (1,826)                              (2,299)
Nonearning assets:
   Cash and due from banks                                    24,754                               22,245
   Premises and equipment                                      1,553                                1,672
   Other assets                                                6,228                                8,086
                                                            --------                             --------
        Total assets                                        $242,280                             $238,040
                                                            ========                             ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits                         $ 13,276      0.93%     $   61       $ 13,122      0.77%     $   50
   Savings and money market deposits                          80,723      2.07         828         94,505      1.84         860
   Time deposits                                              31,181      4.63         715         27,911      4.71         652
   Convertible notes                                           4,800      7.97         190          5,617      8.50         239
   Repurchase agreements                                         110      5.58           3            552      5.85          16
                                                            --------                ------       --------                ------
        Total interest-bearing liabilities                   130,090      2.79       1,797        141,707      2.59       1,817
                                                            --------                ------       --------                ------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits                        90,008                               78,835
   Other liabilities                                           2,741                                3,278
   Shareholders' equity                                       19,441                               14,220
                                                            --------                             --------
        Total liabilities and shareholders' equity          $242,280                             $238,040
                                                            ========                             ========

Interest income as a percentage of average
   earning assets                                                         7.74%                                7.90%
Interest expense as a percentage of average
   interest-bearing liabilities                                           2.79                                 2.59
Net interest margin and income                                            6.03      $6,332                     6.14      $6,350
                                                                                    ======                               ======

/(1)/  Nonaccrual loans are included in average balances and rate calculations.

          The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 1998 and 1997. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts.

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30, 1998 AND 1997           JUNE 30, 1998 AND 1997
                                                   ---------------------------      ---------------------------
(in thousands)                                     VOLUME     RATE      TOTAL       VOLUME     RATE      TOTAL
                                                   -------   -------   -------      -------   -------   -------
Increase (decrease) in interest income:
     Securities                                     $(301)    $(137)    $(438)       $(467)    $(178)    $(645)
     Loans                                             96       (18)       78          346       (54)      292
     Federal funds sold                               344        (1)      343          320        10       330
     Interest-bearing deposits - banks                  2       (13)      (11)          (1)      (14)      (15)
                                                    -----     -----     -----        -----     -----     -----
                                                      141      (169)      (28)         198      (236)      (38)
                                                    -----     -----     -----        -----     -----     -----

Increase (decrease) in interest expense:
     Interest-bearing demand deposits                   -         4         4            1        10        11
     Savings and money market deposits                (66)       49       (17)        (134)      102       (32)
     Time deposits                                     72        (5)       67           75       (12)       63
     Convertible notes                                (28)      (10)      (38)         (33)      (16)      (49)
     Repurchase agreements                             (8)       (8)      (16)         (12)       (1)      (13)
                                                    -----     -----     -----        -----     -----     -----
                                                      (30)       30         -         (103)       83       (20)
                                                    -----     -----     -----        -----     -----     -----
Increase (decrease) in net interest income          $ 171     $(199)    $ (28)       $ 301     $(319)    $ (18)
                                                    =====     =====     =====        =====     =====     =====


          Interest income represents interest earned on loans, investment securities and federal funds sold. Interest income decreased a total of $28,000 from $4,148,000 for the three months ended June 30, 1997 to $4,120,000 for the three months ended June 30, 1998. Interest income decreased a total of $38,000 from $8,167,000 for the six months ended June 30, 1997 to $8,129,000 for the six
months ended June 30, 1998.   The decrease in interest income for the three and
six months ended June 30, 1998 was a result of a slight decrease in the yield and volume of securities offset by an increase of interest earning assets. The primary reason for the decline in rate of securities was the maturity in December of 1997 of an interest rate floor contract which provided approximately $118,000 in interest income in the first six months of 1997. Overall average interest earning assets increased $3,212,000 from $208,477,000 for the six months ended June 30, 1997 to $211,689,000 for the six months ended June 30, 1998.

          Interest expense represents interest paid on deposits, Company borrowings and convertible notes. For the first six months of 1998, interest expense decreased $20,000 to 1,797,000, as compared with $1,817,000 for the first six months of 1997. Interest expense for the three months ended June 30, 1998 was the same as the same period in 1997. A decrease of $11,617,000 in average interest-bearing liabilities from $141,707,000 at June 30, 1997 to $130,090,000 at June 30, 1998 was the primary reason for the reduction in
interest expense.    Repurchase agreements averaged $110,000 during the first
six months of 1998, while there were no repurchase agreements during the first six months of 1997. The decrease in deposits was centered primarily in average savings and money market deposits which declined $13,436,000 from $94,530,000 for the three months ended June 30, 1997 to $81,094,000 for the three months ended June 30, 1998. The decline in deposits for the six months ended June 30, 1998, was also primarily in average savings and money market deposits which declined $13,783,000 from $94,505,000 to $80,722,000 at June 30, 1997 and 1998, respectively.


NONINTEREST INCOME

          For the six months ended June 30, 1998, noninterest income totaled $927,000 compared with $969,000 for the same period in 1997. The primary reason for the decrease from 1997 to 1998 was in other income which decreased $94,000 to $927,000 for the six months ended June 30, 1998. The decrease is primarily the result of a $69,000 cancellation fee received by the Bank in the second quarter of 1997 for warrants extinguished in connection with a credit assumption. The Company continues to generate fees for services provided to customers which increased approximately $80,000 from $400,000 for six months ended June 30, 1997 to $480,000 for the same period in 1998.

NONINTEREST EXPENSE

          Noninterest expense for the second quarter of 1998, increased $94,000 to $3,296,000 from $3,202,000 for the second quarter of 1997. For the six months ended June 30, 1998, noninterest expense was $6,428,000 or $82,000 higher than the same period in 1997.

          Salaries and other employee benefits increased approximately $260,000 to $1,653,000 for the second quarter of 1998, compared with $1,393,000 for the second quarter of 1997. For the six months ended June 30, 1998, salaries and employee benefits increased $289,000 to $3,191,000 as compared to $2,902,000 for the same period in 1997. This increase was largely due to returning the Company to full staff level and annual staff performance percentage increases together with a $64,000 reversal in the second quarter of 1997 for severance payments to a former employee that had initially been expensed, but was reversed because it had been accrued in the prior year.

          Legal fees increased $17,000 to $160,000 for the second quarter of 1998 compared to $143,000 for the second quarter of 1997 and $7,000 for the six months ended June 30, 1998 when compared to the same period in 1997. The modest increase in legal fees is due primarily to nonrecurring legal expenses associated with various corporate matters, including the call for redemption of approximately $2,625,000 principal amount of the Professional Bancorp, Inc., 8.50% Convertible Subordinated Reset Notes due March 1, 2004.

          Other professional services decreased $138,000 to $282,000 for the second quarter of 1998, compared with $420,000 for the comparable period in 1997 and $120,000 for the first six month of 1998 over the same period in 1997. As the Company returns to full staffing the utilization of the services of outside professionals to augment staffing and support service training has been reduced.


INCOME TAXES

          For the three months ended June 30, 1998, the provision for income taxes was $164,000 compared to $219,000 for the same period in 1997. For the six months ended June 30, 1998 the provision for income taxes was $302,000 compared to $351,000 for the same period in 1997.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11   Statement regarding computation of per share earnings


          (b) Reports on Form 8-K: Reports on Form 8-K were filed on January and March 1998 reporting on the following items:

ITEM 5. OTHER EVENTS -

          In January 1998, a Report on Form 8-K was filed reporting that Professional Bancorp, Inc. ("Bancorp") and its wholly-owned subsidiary, First Professional Bank, N.A. (the "Bank"), entered into a Settlement Agreement and Release with St. Paul Mercury Insurance Company ("St. Paul"), their Directors and Officers Liability insurance carrier.

          In March 1998, a Report on Form 8-K was filed reporting that Joel W. Kovner had exercised all of his options to purchase 276,515 shares of common stock of Bancorp pursuant to Bancorp's 1990 and 1992 Stock Option Plans.

                                   SIGNATURES



Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    PROFESSIONAL BANCORP, INC.
                                    ---------------------------
                                    (Registrant)



Date:  August 11, 1998              /s/ Julie P. Thompson
                                    ---------------------------
                                    Julie P. Thompson
                                    Chairman of the Board


Date:  August 11, 1998              /s/ Melissa Lanfre
                                    ---------------------------
                                    Melissa Lanfre
                                    Chief Financial Officer and
                                    Senior Vice President