Form 10-Q
period 1998-09-30
PROFESSIONAL BANCORP INC
filed 1998-11-13
CIK 700914

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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


As of October 1, 1998, 1,995,243 shares of the Registrant's $0.008 par value common stock were outstanding.

                                  PROFESSIONAL BANCORP, INC.
                                           INDEX

                                                                                              PAGE
                                                                                              ----
PART I.  FINANCIAL INFORMATION

         Item 1         Financial Statements

                        Consolidated Statements of Financial Condition as of
                        September 30, 1998 and December 31, 1997                                3

                        Consolidated Statements of Operations for the three months
                        and nine months ended September 30, 1998 and 1997                       4

                        Consolidated Statements of Cash Flows for the nine months
                        ended September 30, 1998 and 1997                                       5

                        Notes to Consolidated Financial Statements                              6

         Item 2         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                               7


PART II. OTHER INFORMATION

         Item 6         Exhibits and Reports on Form 8-K                                       20


SIGNATURES                                                                                     21

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                                               1998                1997
                                                                                          --------------      --------------
                                                                                           (UNAUDITED)
ASSETS
Cash and due from banks:
     Noninterest-bearing                                                                   $ 31,517,049        $ 28,627,771
     Interest-bearing                                                                           263,999             111,899
Federal funds sold                                                                           25,000,000          25,600,000
                                                                                           ------------        ------------
Cash and cash equivalents                                                                    56,781,048          54,339,670

Securities available-for-sale (cost of $56,839,000 and
     $53,145,000 in 1998 and 1997, respectively)                                             56,614,700          52,696,180
Securities held-to-maturity (fair value of $26,783,000
     and $35,147,000 in 1998 and 1997, respectively)                                         26,485,284          35,099,572
Loans (net of allowance for loan losses of $1,885,000
     and $1,802,000 in 1998 and 1997, respectively)                                         105,756,339         103,900,082
Premises and equipment, net                                                                   1,507,636           1,547,771
Deferred tax asset                                                                            1,366,261           1,239,207
Accrued interest receivable and other assets                                                  4,328,851           5,005,079
                                                                                           ------------        ------------
                                                                                           $252,840,119        $253,827,561
                                                                                           ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
     Demand, noninterest-bearing                                                           $ 94,663,546        $ 97,746,304
     Demand, interest-bearing                                                                15,988,873          14,961,400
     Savings and money market                                                                80,486,422          89,226,025
     Time deposits                                                                           32,853,657          27,529,935
                                                                                           ------------        ------------
Total deposits                                                                              223,992,498         229,463,664

Convertible notes                                                                             1,130,000           5,437,000
Accrued interest payable and other liabilities                                                2,618,939           3,063,744
                                                                                           ------------        ------------
Total liabilities                                                                           227,741,436         237,964,408
                                                                                           ------------        ------------

Commitments and contingent liabilities

Shareholders' equity:
Common stock, $.008 par value; 12,500,000 shares
     authorized; 2,064,710 and 1,426,689 issued
     and 1,995,243 and 1,357,222 outstanding in 1998 and 1997, respectively                      16,517              11,413
Additional paid-in-capital                                                                   20,797,856          12,659,774
Retained earnings                                                                             4,948,548           3,993,026
Treasury stock, at cost (69,467 and 69,467 shares in 1998                                      (537,251)           (537,251)
    and 1997, repectively)
Unrealized loss on securities available-for-sale, net of taxes                                 (126,987)           (263,809)
                                                                                           ------------        ------------
Total shareholders' equity                                                                   25,098,683          15,863,153
                                                                                           ------------        ------------
                                                                                           $252,840,119        $253,827,561
                                                                                           ============        ============

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
(UNAUDITED)                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                 ------------------------------------------------------------------
                                                       1998             1997              1998             1997
                                                 --------------    -------------    --------------    -------------
INTEREST INCOME
Loans                                               $2,597,151        $2,421,391      $ 7,575,159       $ 7,107,545
Securities                                           1,142,606         1,447,182        3,498,895         4,448,011
Federal funds sold and securities purchased
     under agreements to resell                        600,982           293,948        1,392,638           756,041
Interest-bearing deposits in other banks                 1,909             5,597            5,044            23,300
                                                    ----------        ----------      -----------       -----------
TOTAL INTEREST INCOME                                4,342,648         4,168,118       12,471,736        12,334,897
                                                    ----------        ----------      -----------       -----------
INTEREST EXPENSE
Deposits                                               856,147           846,205        2,460,676         2,408,698
Convertible notes                                      (62,710)          119,360          127,038           358,082
Federal funds purchased and securities
     sold under agreements to repurchase                     -                 -            3,055            15,807
                                                    ----------        ----------      -----------       -----------
TOTAL INTEREST EXPENSE                                 793,437           965,565        2,590,769         2,782,587
                                                    ----------        ----------      -----------       -----------
NET INTEREST INCOME                                  3,549,211         3,202,553        9,880,967         9,552,310
Provision for loan losses                                    -            60,000                -           180,000
                                                    ----------        ----------      -----------       -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                   3,549,211         3,142,553        9,880,967         9,372,310
                                                    ----------        ----------      -----------       -----------
OTHER OPERATING INCOME
Net gain (loss) on sale of securities
  available-for-sale                                         -                 -           (8,735)                -
Merchant discount                                       48,983            68,058          158,260           208,264
Mortgage banking fees                                   49,943            28,364          133,466            99,610
Service charges on deposits                            208,448           220,192          688,237           620,286
Other income                                           110,808           138,828          373,961           496,268
                                                    ----------        ----------      -----------       -----------
TOTAL OTHER OPERATING INCOME                           418,182           455,442        1,345,189         1,424,428
                                                    ----------        ----------      -----------       -----------
OTHER OPERATING EXPENSES
Salaries and employee benefits                       1,420,166         1,495,262        4,611,245         4,396,961
Occupancy                                              368,015           370,738        1,069,478         1,131,076
Furniture and equipment                                208,547           207,372          598,812           644,494
Meetings and business development                       53,464            48,015          147,414           143,693
Donations                                               19,475            36,500           82,227            79,089
Other promotion                                        105,372            78,389          257,634           250,833
Legal fees                                             105,575            85,269          357,472           344,130
Audit, accounting and examinations                      41,140            32,873          125,175            91,398
Professional services                                  360,319           357,174          999,548         1,012,129
Strategic planning and other outside
 consulting                                             30,159           173,155          121,547           277,671
Office supplies                                         60,478            53,662          181,972           167,212
Telephone                                               76,649            69,177          217,161           215,270
Postage                                                 41,570            36,443          122,964           114,291
Messenger service                                        8,446            15,543           25,944            62,823
FDIC assessment                                          6,303             6,379           19,065            20,879
Other assessments                                       53,930            60,577          141,759           177,311
Imprinted checks                                         7,239            23,240           34,942            80,013
Other expense                                          129,058           175,634          409,743           462,262
                                                    ----------        ----------      -----------       -----------
TOTAL OTHER OPERATING EXPENSES                       3,095,905         3,325,402        9,524,102         9,671,535
                                                    ----------        ----------      -----------       -----------

Earnings before taxes                                  871,488           272,593        1,702,054         1,125,203
Provision for income taxes                             359,000            73,000          661,000           424,300
                                                    ----------        ----------      -----------       -----------
NET EARNINGS                                        $  512,488        $  199,593      $ 1,041,054       $   700,903
                                                    ==========        ==========      ===========       ===========

EARNINGS PER SHARE
    Basic                                           $     0.26        $     0.15      $      0.62       $      0.52
    Diluted                                         $     0.22        $     0.15      $      0.52       $      0.51

         See accompanying notes to consolidated financial statements.

                      PROFESSIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                           1998                   1997
                                                                        -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                         $  1,041,054          $    700,903
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation and amortization                                           441,839               429,359
     Provision for loan losses                                                     -               180,000
     Loss on sales of securities available-for-sale                            8,735                     -
     Amortization of convertible note expense                                 63,796                78,249
     Decrease (increase) in deferred tax asset                              (214,292)            1,475,801
     Decrease in accrued interest receivable and other assets                 93,871               760,481
     Decrease (increase) in accrued interest payable and other
      liabilities                                                            115,578              (459,790)
     Net amortization of premiums and discounts
        on securities held-to-maturity                                       263,920               198,694
     Net amortization of premiums and discounts
        on securities available-for-sale                                     218,687               181,367
                                                                        ------------          ------------
   Net cash provided by operating activities                               2,033,188             3,545,064
                                                                        ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Maturities of securities held-to-maturity                                500,000             3,000,000
    Maturities of securities available-for-sale                            6,550,000                     -
    Sales of securities available-for-sale                                10,234,664                     -
  Principal payments and maturities of:
    Mortgage-backed securities held-to-maturity                            7,850,368             5,875,223
    Mortgage-backed securities available-for-sale                          8,881,458             5,036,077
  Purchases of securities held-to-maturity                                         -            (2,991,950)
  Purchases of securities available-for-sale                             (29,588,004)           (6,037,422)
  Net (increase) decrease in loans                                        (1,856,257)           (7,464,380)
  Purchase of bank premises and equipment, net                              (401,704)             (478,080)
                                                                        ------------          ------------
  Net cash provided (used) by investing activities                         2,170,525            (3,060,532)
                                                                        ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits and savings accounts                   (10,794,888)          (29,961,114)
  Net increase (decrease) in time deposits                                 5,323,722                37,577
  Cash dividends                                                             (85,532)                    -
  Proceeds from exercise of stock options                                  3,794,363                13,354
                                                                        ------------          ------------
Net cash used in financing activities                                     (1,762,335)          (29,910,183)
                                                                        ------------          ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  2,441,378           (29,425,651)
                                                                        ------------          ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            54,339,670            66,339,978
                                                                        ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 56,781,048          $ 36,914,327
                                                                        ============          ============
Supplemental disclosure of cash flow information -
     Cash paid during the period for:
     Interest                                                           $  2,743,927          $  3,068,234
     Income taxes                                                       $    132,000          $    550,108
Supplemental disclosure of noncash items:
     Decrease (increase) in unrealized losses on securities
      available for sale                                                $    224,060          $    236,552
     Conversion of notes                                                $  3,788,439          $          -
     Tax benefit on stock options exercised                             $    560,384          $          -

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

     The financial position at September 30, 1998, and the results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


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

     The Company adopted, effective January 1, 1998, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. For the three and nine months ended September 30, 1998, net earnings totaled $512,000 and $1,041,000, other comprehensive income totaled $30,000 and $137,000 and total comprehensive income totaled $542,000 and $1,178,000, respectively. For the three and nine months ended September 30, 1997, net earnings totaled $200,000 and $701,000, other comprehensive income totaled $181,000 and $128,000 and total comprehensive income totaled $381,000 and $829,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

          Professional Bancorp, Inc. (the "Company"), holding company for First Professional Bank, N.A. (the "Bank"), recorded net earnings of $512,000 or $0.26 per share for the third quarter of 1998, compared with net earnings of $200,000 or $0.15 per share for the third quarter of 1997. For the nine months ended September 30, 1998, the Company had net earnings of $1,041,000 or $0.62 per share . This compares to net earnings of $701,000 or $0.52 per share for the first nine months of 1997. The Company had total assets of $252,840,000 at September 30, 1998, compared to $253,828,000 at December 31, 1997.


LOANS

          The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.

                                                          SEPTEMBER 30, 1998                    DECEMBER 31, 1997
                                                      --------------------------           --------------------------
          (in thousands)                                 AMOUNT      % OF TOTAL               AMOUNT      % OF TOTAL
                                                      ------------   -----------           ------------   -----------
          Commercial                                      $ 87,898          81.6%              $ 86,243          81.5%
          Real estate secured commercial                    10,177           9.4                 10,512           9.9
                                                          --------         -----               --------         -----
                                                            98,075          91.0                 96,755          91.4
          Equity lines of credit                             6,439           6.0                  6,288           5.9
          Other lines of credit                              1,806           1.7                  1,524           1.4
          Installment                                        1,366           1.3                  1,253           1.2
          Lease financing                                       33             -                     37           0.1
                                                          --------         -----               --------         -----
                   Gross loans                             107,719         100.0%               105,857         100.0%
                                                          --------                             --------
          Less:
               Allowance for loan losses                     1,885                                1,802
               Deferred loan fees, net                          78                                  155
                                                          --------                             --------
                   Net loans                              $105,756                             $103,900
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


                                                                SEPTEMBER 30,      DECEMBER 31,
          (in thousands)                                           1998                 1997
                                                               -------------       -------------
          Nonperforming loans                                    $     581           $     877
          Other real estate owned (OREO)                                 -                   -
          Other repossessed assets                                     272                 272
                                                                 ---------           ---------
               Total nonperforming assets                        $     853           $   1,149
                                                                 =========           =========

          Accruing loans 90 days or more past due                $     619           $      17
                                                                 =========           =========

          Nonperforming loans to total loans(1)                       0.54%               0.83%
          Nonperforming assets(1)
               to total loans                                         0.79%               1.09%
               to total loans, OREO and repossessed assets            0.79%               1.08%
               to total assets                                        0.34%               0.45%
          -------------------------------------------------------------------------------------

          (1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.

          The total accrued interest on loans 90 days or more past due and still accruing was approximately $3,000 at September 30, 1998, and $1,000 at December 31, 1997. Of the $619,000 in accruing loans over 90 days or more past due and still accruing as of September 30, 1998, $322,000 represents loans where the renewal was in process, credit quality was not impaired or risk rated below pass. As a result of the Company's practice to discourage "short-term" extensions, these loans are carried as "past due" to ensure proper underwriting and administrative controls. The remainder of $297,000 represents loans which are considered by management to be well secured and in the process of collection.

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

          The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity during the nine months ended September 30, 1998, the year ended December 31, 1997, and the nine months ended September 30, 1997:

                                                                                 PERIOD ENDED
                                                               ------------------------------------------------
                                                               SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
(in thousands)                                                      1998             1997             1997
                                                                    ----             ----             ----
Balance at beginning of period                                   $  1,802          $  2,253          $ 2,253
Provision for loan losses                                               -               180              180
                                                                 --------          --------          -------
                                                                    1,802             2,433            2,433
                                                                 --------          --------          -------
Loan charge-offs                                                      122               882              823
Recoveries on loans previously charged-off                           (205)             (251)            (152)
                                                                 --------          --------          -------
   Net charge-offs (recoveries)                                       (83)              631              671
                                                                 --------          --------          -------
Balance at end of period                                         $  1,885          $  1,802          $ 1,762
                                                                 ========          ========          =======

Loans outstanding at end of period                               $107,719          $105,857          $99,997
Average loans outstanding during period                           101,852            97,197           95,398

Net charge-offs (recoveries) to average loans outstanding           -0.11%             0.65%            0.94%
Allowance for loan losses:
     to total loans                                                  1.75              1.70             1.76
     to nonperforming loans/(1)/                                   324.44            205.47           165.14
     to nonperforming assets/(1)/                                  220.98            156.83           131.59

/(1)/ Nonperforming loans and nonperforming assets do not include accruing loans
      90 days or more past due.

--------------------------------------------------------------------------------

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

          The Company had $875,000 in impaired loans as of September 30, 1998. The carrying value of impaired loans for which there is a related allowance for loan losses was $171,000, with the amount of specific allowance for loan losses allocated to these loans of $48,000. There was $704,000 in impaired loans for which there were a general allowance allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the first nine months of 1998 was approximately $955,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $34,000. Impaired loans at September 30, 1998, included $581,000 of nonaccrual loans.

          The Company had $1,450,000 in impaired loans as of September 30, 1997. The carrying value of impaired loans for which there is a related allowance for loan losses was $228,000, with the amount of specific allowance for loan losses allocated to these loans of $70,000. There was $1,222,000 in impaired loans for which there was a general allowance allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the first nine months of 1997 was approximately $1,483,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $37,000. Nonaccrual loans at September 30, 1997, included $1,067,000 of the impaired loans.

INVESTMENT SECURITIES

          The following table sets forth the amortized cost and fair value of securities available-for-sale as of September 30, 1998 and December 31, 1997:

                                                                             SEPTEMBER 30, 1998
                                                 ------------------------------------------------------------------------
                                                                           GROSS              GROSS
                                                      AMORTIZED         UNREALIZED         UNREALIZED           FAIR
(in thousands)                                          COST               GAIN               LOSS              VALUE
                                                 ------------------    -------------     --------------     -------------
U.S. Government securities                              $     -             $  -               $  -                  -
U.S. Government agency and
   mortgage-backed securities                            52,911              165                388             52,688
Municipal securities                                      1,020                -                  -              1,020
Small Business Administration securities                    912                9                  -                921
Collateralized mortgage obligations                       1,996                -                 10              1,986
                                                        -------             ----               ----            -------
        Total                                           $56,839             $174               $398            $56,615
                                                        =======             ====               ====            =======
                                                                             DECEMBER 31, 1997
                                                 ------------------------------------------------------------------------
                                                                           GROSS              GROSS
                                                      AMORTIZED         UNREALIZED         UNREALIZED           FAIR
(in thousands)                                          COST               GAIN               LOSS              VALUE
                                                 ------------------    -------------     --------------     -------------
U.S. Government securities                              $ 2,003             $  1               $  -             $ 2,004
U.S. Government agency and
   mortgage-backed securities                            34,963               99                322              34,740
Small Business Administration securities                  1,281               11                  -               1,292
Collateralized mortgage obligations                      14,898                -                238              14,660
                                                        -------             ----               ----             -------
        Total                                           $53,145             $111               $560             $52,696
                                                        =======             ====               ====             =======

     The amortized cost and fair value of securities held-to-maturity as of September 30, 1998, and December 31, 1997 are as follows:

                                                                             SEPTEMBER 30, 1998
                                                 ------------------------------------------------------------------------
                                                                           GROSS              GROSS
                                                      AMORTIZED         UNREALIZED         UNREALIZED           FAIR
(in thousands)                                          COST               GAIN               LOSS              VALUE
                                                 ------------------    -------------     --------------     -------------
U.S. Government securities                              $ 3,046             $156               $ -              $ 3,202
U.S. Government agency securities                         2,250               24                                  2,274
U.S. Government agency
   mortgage-backed securities                            20,750              128                10               20,868
Federal Reserve Bank stock                                  439                -                 -                  439
                                                        -------             ----               ---              -------
        Total                                           $26,485             $308               $10              $26,783
                                                        =======             ====               ===              =======
                                                                             DECEMBER 31, 1997
                                                 ------------------------------------------------------------------------
                                                                           GROSS              GROSS
                                                      AMORTIZED         UNREALIZED         UNREALIZED           FAIR
(in thousands)                                          COST               GAIN               LOSS              VALUE
                                                 ------------------    -------------     --------------     -------------
U.S. Government securities                              $ 3,054             $ 55               $ -              $ 3,109
U.S. Government agency securities                         2,750                -                10                2,740
U.S. Government agency
   mortgage-backed securities                            28,857               72                70               28,859
Federal Reserve Bank stock                                  439                -                 -                  439
                                                        -------             ----               ---              -------
        Total                                           $35,100             $127               $80              $35,147
                                                        =======             ====               ===              =======


     During the nine months ended September 30, 1998 securities available-for-sale were sold for aggregate proceeds of $10,235,000. This sale resulted in a gross realized loss of $9,000. There were no sales of securities available-for-sale in the twelve months ended December 31, 1997.


DEPOSITS

     Total deposits at September 30, 1998 were $223,992,000, a decrease of $5,472,000 or 2.4% from $229,464,000 at December 31, 1997. The Company attracts deposits primarily from individuals and businesses related to the health care services industry, as well as other professionals and professional services firms. The Company has no brokered deposits and the Company's practice is to not purchase brokered deposits.

     The following table sets forth the amount of deposits by category and the percentage of each category to total deposits as of September 30, 1998 and December 31, 1997:

                                                              SEPTEMBER 30, 1998                    DECEMBER 31, 1997
                                                          --------------------------           -------------------------
     (in thousands)                                         AMOUNT       % OF TOTAL              AMOUNT       % OF TOTAL
                                                          ----------     -----------           ----------     ----------
     Demand, noninterest-bearing                            $ 94,664         42.3%             $ 97,746           42.6%
     Demand, interest-bearing                                 15,989          7.1                14,961            6.5
     Savings deposits                                         14,145          6.3                10,603            4.6
     Money market deposits                                    66,341         29.6                78,624           34.3
     Time deposits under $100,000                              8,757          3.9                 7,374            3.2
     Time deposits of $100,000 and over                       24,096         10.8                20,156            8.8
                                                            --------        -----              --------          -----
                                                            $223,992        100.0%             $229,464          100.0%
                                                            ========        =====              ========          =====

          Historically, deposit levels increase substantially at year-end as clients increase cash reserves required for first and second quarter tax payments and bonuses. In addition, increasing competition for operating cash deposits comes from broker dealer products and accounts. In order to minimize the effects of such "disintermediation" from the Company to such accounts, the Company is currently offering to clientele such accounts through its CNET Pro product. The CNET product is a money market mutual fund. The goal of the fund is to provide as high a level of current income as is consistent with preservation of principal and liquidity. The fund is managed by The Cadre Network Health Financial Services Liquid Asset Fund, and is not insured by the FDIC and is not an obligation of, or guaranteed by the Company or its subsidiaries and is subject to investment risk, including possible loss of principal invested.


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

          The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of September 30, 1998.

                                                                                   TO BE WELL
                                                                               CAPITALIZED UNDER
                                                          FOR CAPITAL          PROMPT CORRECTIVE
                                      ACTUAL           ADEQUACY PURPOSES       ACTION PROVISIONS
                                 ----------------      ------------------      ------------------
(in thousands)                   AMOUNT    RATIO        AMOUNT     RATIO        AMOUNT     RATIO
                                 -------   ------      ---------   ------      ---------   ------
COMPANY
Leverage/(1)/                    $25,226   10.02%        $10,071    4.00%        $12,589    5.00%
Tier 1 Risk-Based                 25,226   17.86           5,651    4.00           8,476    6.00
Total Risk-Based                  28,123   19.91          11,302    8.00          14,127   10.00

BANK
Leverage                         $21,966    8.74%        $10,053    4.00%        $12,567    5.00%
Tier 1 Risk-Based                 21,966   15.59           5,636    4.00           8,454    6.00
Total Risk-Based                  23,729   16.84          11,271    8.00          14,089   10.00

/1/  The minimum required by the FRB is 3%; for all but the most highly rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

          The Company and the Bank, at September 30, 1998, were considered "well-capitalized" and exceeded all applicable minimum capital requirements. Capital requirements of the federal banking regulators, however, could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth.

          During March 1998, the Company received approximately $3,490,000 in additional capital due to the exercise of 276,515 in stock options. On May 29, 1998, the Company gave notice of its' intent to call for partial redemption of $2,625,000 principal amount of the Professional Bancorp, Inc., 8.50% Convertible Subordinated Reset Notes due March 1, 2004. As a result of this call, approximately $2,552,000 of the notes converted to 200,955 shares of common stock and $73,000 in notes were redeemed by the June 30, 1998 redemption date. For the nine months ended September 30, 1998 approximately $4.31 million of notes were converted to 333,393 shares of common stock.

LIQUIDITY

          The Company's primary source of liquidity is dividends from the Bank. Dividends from the Bank to the Company are subject to certain regulatory restrictions. Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed its net earnings, as defined, for that year combined with its retained net earnings for the proceeding two years. The Company's annual operating expenses and interest obligations with respect to its convertible notes are approximately $662,000. However, based upon the above redemption, Bancorp operating expenses will be reduced by approximately $560,000 on an annual basis.

          The Bank's primary sources of liquidity are federal funds sold to other banks and the investment securities portfolio. For the nine months ended September 30, 1998, federal funds sold averaged $34,066,000 and compared to $18,825,000 for the same period in 1997. In addition, securities in the available-for-sale portfolio can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs primarily as collateral for reverse repurchase agreements. The fair value of securities available-for-sale and securities held-to-maturity at September 30, 1998, were $56,615,000 and $26,783,000, respectively.

          The Bank sells securities under agreements to repurchase. Securities sold under repurchase agreements are recorded as short-term obligations. During the first nine months of 1998, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $5,000,000 and $73,000, respectively; the average rate paid was 5.5%. At September 30, 1998, there were no securities sold under agreements to repurchase.

YEAR 2000

The Year 2000 issue presents a very real and significant challenge to the Company, along with the entire financial services industry. This problem has the potential to affect a wide range of systems and equipment, including software and hardware, utilities, communications platforms and devices, and facilities. The Year 2000 issue is the result of computer programs being written using two digits rather than four to represent the calendar year. Software so developed and not corrected could produce inaccurate or unpredictable results when dates change in the year 2000. Such occurrences may have a material adverse effect on the Company's financial condition, results of operations, or business as the Company, like most financial organizations, is significantly subject to the potential Year 2000 issues due to the nature of financial information.

While no one can accurately predict what will happen with the date change to the Year 2000, the Company's management and Board of Directors take the potential risks seriously, and have been working since early in 1997, and will continue to work hard, to be prepared for the Year 2000 transition.

There are a number of broad concerns that may affect the Company, our customers, and business partners. In the event of a Year 2000 failure, the Company could be adversely impacted in a number of ways. Internal operations problems and problems resulting from primary vendors and suppliers inability to perform could cause increased costs in determining correct results and lost customers resulting in lost revenue. Large customers negatively effected by Year 2000 problems could lead to deposit outflows or increased risk of collecting loans. As part of our efforts to ensure compliance with government regulatory standards and establish prudent business practices for Year 2000 issues, the Board of Directors and senior management have previously developed and approved a Year 2000 preparedness plan, which is currently being implemented. The following outlines major areas within the plan and provides the status of our efforts:

AWARENESS: Our plan provides for a Year 2000 task force which reports at least quarterly to the Audit Committee and Board of Directors of the Company. The task force, which meets at least monthly, consists of members of senior management representatives from key areas within the Company. The task force, among other roles, monitors and reports progress, and provides direction toward preparation for the Year 2000 date change.

ASSESSMENT: The task force has developed an overall strategy which identifies and categorizes internal information and operating systems, and external vendors, customers, auditors and business partners, according to risk of business disruption. Each operating system, process, vendor, or other business partner is risk assessed based upon the impact on the Company's business. High risk processes and systems have been categorized as "mission critical" and have been prioritized in our Year 2000 risk mitigation process. Testing plans have been developed, and we have completed testing all mission critical and many other identified systems. The testing of all systems is scheduled to be completed by the end of 1998. We have identified contingency plans and alternatives, including replacement or elimination, for mission critical systems and other systems in the event that such actions become necessary. Also, we have integrated the Year 2000 business risks into our overall bankwide business resumption plans. We will test mission critical and other systems on an ongoing basis to reasonably determine that they will continue to operate after the Year 2000.

In addition, as a lending institution, the Company is exposed to potential risk if it's customers suffer Year 2000 related difficulties. Therefore, we have developed, and are implementing, a process to assess the potential risks to the Company of both our lending and deposit customer's preparedness for the Year 2000 date change. Also, potential borrower's readiness for Year 2000 is assessed and included within the credit underwriting and approval process.

RENOVATION: The renovation phase includes upgrading or replacing information or operating systems, vendor certifications, and other associated changes. We have begun renovation of systems, including non-information technology systems, that have been identified as non-compliant to Year 2000, including replacing some personal computers, or upgrading software and other operating systems. The extent of our identified renovation needs have been budgeted within our corporate budgeting process.

Additionally, we have received vendor responses or certification for all of our mission critical systems, along with most of our other information and operating systems, and are monitoring the vendors' progress toward preparedness.

VALIDATION/IMPLEMENTATION: As operating systems are validated, upgraded, and successfully tested the systems are integrated into ongoing operations. As with any new system, or system change, internal/external users are provided training, connectivity with other systems is determined and integration into current processes occurs. Validation and implementation of several mission critical systems is expected to be completed by December 31, 1998. In addition, we have instituted an independent third party review of our Year 2000 efforts for all mission critical systems.

Significant progress has been accomplished in our efforts to prepare for the Year 2000-century date change. All of our mission critical systems have been tested and none have failed. Additionally, we are 75% complete assessing, renovating, testing and implementing Year 2000 preparedness for all other identified systems. Management currently estimates the overall cost of Year 2000 risk mitigation not to exceed $100,000 in operating expenses and $300,000 in fixed asset purchases of which approximately 50% has been incurred. These costs are included within our ongoing budget and planning process.

We continue with the execution of our Year 2000 Preparedness Plan and remain on schedule to meet our internal timeline and regulatory expectations and continue to project that we will complete renovation and implementation prior to June 30, 1999. Also, we have developed and presented internal and external awareness programs, which reinforce the awareness and the need for preparedness to the Year 2000 problem for the Company's Board of Directors, employees, and our customers. Based upon the information we have developed through our Year 2000 Preparedness Plan, we have not identified risks associated with the date change to Year 2000 that will have a material financial impact on the Company.


RESULTS OF OPERATIONS

     The Company reported consolidated net earnings of $512,000 for the third quarter of 1998, compared with net earnings of $200,000 for the third quarter of 1997. Basic and diluted earnings per share for the third quarter of 1998 were $0.26 and $0.22, respectively, compared to $0.15 basic and diluted earnings per share for the same period in 1997. Return on average equity for the third quarter of 1998 and 1997, were 8.35% and 5.42%, respectively. Additionally, return on average assets for the second quarter of 1998 and 1997, were 0.81% and 0.33%, respectively.

     For the first nine months of 1998, the Company reported net earnings of $1,041,000 compared to $701,000 for the same period in 1997. Basic and diluted earnings per share for the nine months ended September 30, 1998, were $0.62 and $0.52, respectively. Comparatively, basic and diluted earnings per share for the nine months ended September 30, 1997, were $0.52 and $0.51, respectively.

     The improvement in net earnings for the third quarter of 1998 as compared to 1997, are primarily the result of growth in the loan portfolio, lower interest expenses associated with the convertible notes and continued implementation of a cost containment program which reduced non-interest expenses, during the quarter and for the nine months ended September 30, 1998.

NET INTEREST INCOME

     The Company's earnings depend primarily on net interest income, which is the difference between the interest and fees earned on loans and investments less the interest paid on deposits, borrowings and convertible notes. For the quarter ended September 30, 1998, net interest income increased 10.8% to $3,549,000 from $3,203,000 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, net interest income was $9,881,000 and $9,552,000, respectively. The increase in net interest income is primarily due to increased loan volume combined with reduced interest expenses as a result of conversion of convertible notes during the quarter ending September 30, 1998 as compared to the same period in 1997. For the three months ended September 30, 1998 and 1997, the net interest margin was 6.31% and 5.96%, respectively.

     The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three months ended September 30, 1998 and 1997.


                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------------------------------------------
                                                                      1998                                  1997
                                                                      ----                                  ----
                                                         AVERAGE     YIELD/                    AVERAGE     YIELD/
(in thousands)                                           BALANCE      RATE     INTEREST        BALANCE      RATE     INTEREST
                                                        ----------   -------   ---------      ----------   -------   --------
Assets
Interest-earning assets:
   Securities                                            $ 76,761      5.91%     $1,143        $ 93,489      6.14%     $1,447
   Loans/(1)/                                             102,883     10.02       2,597          97,847      9.82       2,421
   Federal funds sold                                      43,206      5.52         601          21,373      5.46         294
   Interest-earning deposits - banks                          374      2.12           2             561      4.24           6
                                                         --------                ------        --------                ------
        Total interest-earning assets                     223,224      7.72       4,343         213,270      7.75       4,168
                                                         --------                ------        --------                ------
Deferred loan fees                                            (81)                                 (202)
Allowance for loan losses                                  (1,871)                               (2,252)
Nonearning assets:
   Cash and due from banks                                 23,162                                21,053
   Premises and equipment                                   1,523                                 1,662
   Other assets                                             5,830                                 6,946
                                                         --------                              --------
        Total assets                                     $251,787                              $240,477
                                                         ========                              ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits                      $ 14,660      0.93%     $   35        $ 12,119      0.92%     $   28
   Savings and money market deposits                       86,036      2.16%        469          93,996      2.01%        477
   Time deposits                                           29,341      4.77%        353          28,431      4.77%        342
   Convertible notes                                        1,479    -16.83%        (63)          5,617      8.41%        119
                                                         --------    ------      ------        --------      ----      ------
        Total interest-bearing liabilities                131,516      2.39%        794         140,163      2.73%        966
                                                         --------                ------        --------                ------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits                     93,399                                82,533
   Other liabilities                                        2,516                                 3,167
   Shareholders' equity                                    24,356                                14,614
                                                         --------                              --------
        Total liabilities and shareholders' equity       $251,787                              $240,477
                                                         ========                              ========

Interest income as a percentage of average
   earning assets                                                      7.72%                                 7.75%
Interest expense as a percentage of average
   interest-bearing liabilities                                        2.39                                  2.73
Net interest margin and income                                         6.31%     $3,549                      5.96%     $3,202
                                                                                 ======                                ======

/(1)/  Nonaccrual loans are included in average balances and rate calculations.

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------------------------------------------
                                                                      1998                                 1997
                                                                      ----                                 ----
                                                         AVERAGE     YIELD/                   AVERAGE     YIELD/
(in thousands)                                           BALANCE      RATE     INTEREST       BALANCE      RATE     INTEREST
                                                        ----------   -------   --------      ----------   -------   --------
Assets
Interest-earning assets:
   Securities                                            $ 79,252      5.90%    $ 3,499       $ 95,297      6.24%    $ 4,448
   Loans/(1)/                                             101,852      9.94       7,575         95,398      9.96       7,108
   Federal funds sold                                      34,066      5.47       1,393         18,825      5.37         756
   Interest-earning deposits - banks                          397      1.70           5            472      6.52          23
                                                         --------               -------       --------               -------
        Total interest-earning assets                     215,567      7.74      12,472        209,992      7.85      12,335
                                                         --------               -------       --------               -------
Deferred loan fees                                           (106)                                (161)
Allowance for loan losses                                  (1,841)                              (2,283)
Nonearning assets:
   Cash and due from banks                                 23,190                               21,843
   Premises and equipment                                   1,543                                1,669
   Other assets                                             6,100                                7,801
                                                         --------                             --------
        Total assets                                     $244,453                             $238,861
                                                         ========                             ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits                      $ 13,735      0.93%    $    96       $ 12,784      0.82%    $    78
   Savings and money market deposits                       82,510      2.10       1,297         94,334      1.89       1,337
   Time deposits                                           30,556      4.67       1,068         28,086      4.73         994
   Convertible notes                                        3,693      4.60         127          5,617      8.50         358
   Repurchase agreements                                       73      5.49           3            366      5.84          16
                                                         --------               -------       --------               -------
        Total interest-bearing liabilities                130,567      2.65       2,591        141,187      2.64       2,783
                                                         --------               -------       --------               -------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits                     91,154                               80,081
   Other liabilities                                        1,651                                3,240
   Shareholders' equity                                    21,081                               14,353
                                                         --------                             --------
        Total liabilities and shareholders' equity       $244,453                             $238,861
                                                         ========                             ========

Interest income as a percentage of average
   earning assets                                                      7.74%                                7.85%
Interest expense as a percentage of average
   interest-bearing liabilities                                        2.65                                 2.64
Net interest margin and income                                         6.13     $ 9,881                     6.08     $ 9,552
                                                                                =======                              =======

/(1)/  Nonaccrual loans are included in average balances and rate calculations.

          The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 1998 and 1997. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts.

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1998 AND 1997         SEPTEMBER 30, 1998 AND 1997
                                                   ------------------------------      -----------------------------
(in thousands)                                      VOLUME      RATE      TOTAL         VOLUME     RATE      TOTAL
                                                   ---------   -------   --------      --------   -------   --------
Increase (decrease) in interest income:
     Securities                                       $(250)    $ (54)     $(304)       $(718)     $(231)    $(949)
     Loans                                              126        50        176          480        (13)      467
     Federal funds sold                                 304         3        307          623         14       637
     Interest-bearing deposits - banks                   (2)       (2)        (4)          (3)       (15)      (18)
                                                      -----     -----      -----        -----      -----     -----
                                                        178        (3)       175          382       (245)      137
                                                      -----     -----      -----        -----      -----     -----

Increase (decrease) in interest expense:
     Interest-bearing demand deposits                     6         1          7            6         12        18
     Savings and money market deposits                  (42)       34         (8)        (177)       137       (40)
     Time deposits                                       11         -         11           86        (12)       74
     Convertible notes                                  (36)     (146)      (182)         (99)      (132)     (231)
     Repurchase agreements                                -         -          -          (12)        (1)      (13)
                                                      -----     -----      -----        -----      -----     -----
                                                        (61)     (111)      (172)        (196)         4      (192)
                                                      -----     -----      -----        -----      -----     -----
Increase (decrease) in net interest income            $ 239     $ 108      $ 347        $ 578      $(249)    $ 329
                                                      =====     =====      =====        =====      =====     =====


          Interest income represents interest earned on loans, investment securities and federal funds sold. Interest income increased 4.2% or $175,000 to $4,343,000 for the three months ended September 30, 1998 from $4,168,000 for the same period in 1997. For the nine months ended September 30, 1998, interest income increased to $12,472,000 from $12,335,000 for the same period in 1997. The increase in interest income for the three and nine months ended September 30, 1998 was primarily the result of increased volume and yield on Loans and Federal funds sold. Interest income on loans increased 7.27% and 6.57% or $176,000 and $467,000, respectively for the period ending September 30, 1998 as compared to September 30, 1997. In addition, interest income on Federal funds sold for the three and the nine months ended September 30, 1998 increased 104.4% and 84.25% or $307,000 and $637,000, respectively as compared to the same period ending September 30, 1997. The increases for the three and nine months ended September 30, 1998 as compared to 1997 primarily reflect the result of increased volume in the Loan and Federal funds sold portfolio, offset by lower volume and yields on the Securities.

     Interest expense represents interest paid on deposits, Company borrowings and convertible notes. Interest expense for the three months ended September 30, 1998 was $794,000 compared to $966,000 for the same period in 1997, a decrease of 17.8%. For the first nine months of 1998, interest expense decreased $192,000 or 6.9% to $2,591,000, as compared with $2,783,000 for the first nine months of 1997. A 73.7% decrease in average convertible notes outstanding during the quarter to $1,479,000 for the three months ended September 30, 1998 compared to $5,617,000 for the same period in 1997, was the primary reason for the reduction in interest expenses. Interest expense on convertible notes declined during the third quarter of 1998 as compared to the third quarter of 1997, as a result of $1.0 million of convertible notes that converted and a reversal of $76,000 of interest expense during the quarter that had been previously accrued. For the nine months ended September 30, 1998 interest expense on convertible notes were $127,000, a 64.5% decline from $358,000 for the same period in 1997. The decrease is the result of $4.3 million of convertible notes were converted and redeemed during the first nine months of 1998 compared with the same period in 1997.

OTHER OPERATING INCOME

          For the nine months ended September 30, 1998, other operating income totaled $1,345,000 compared with $1,424,000 for the same period in 1997. The primary reason for the decrease from 1997 to 1998 was in other income which decreased $122,000 to $374,000 for the nine months ended September 30, 1998. The decrease is primarily the result of a $69,000 cancellation fee received by the Bank in the second quarter of 1997 for warrants extinguished in connection with a credit assumption. The Company continues to generate fees for services provided to customers which increased approximately $68,000 from $620,000 for nine months ended September 30, 1997 to $688,000 for the same period in 1998.

OTHER OPERATING EXPENSE

          Other operating expense for the third quarter of 1998, declined $229,000 to $3,096,000 from $3,325,000 for the third quarter of 1997. For the nine months ended September 30, 1998, other operating expenses was $9,524,000 or $147,000 lower than the same period in 1997.

          Salaries and other employee benefits decreased approximately $75,000 to $1,420,000 for the third quarter of 1998, compared with $1,495,000 for the third quarter of 1997. For the nine months ended September 30, 1998, salaries and employee benefits increased $214,000 to $4,611,000 as compared to $4,397,000 for the same period in 1997. This increase was largely due to returning the Company to full staff level, annual staff performance percentage increases and a $64,000 reversal in the second quarter of 1997 for severance payments to a former employee that had initially been expensed, but was reversed because it had been accrued in the prior year.

          Strategic planning and other outside consulting decreased 82.6% and 56.2% during the three and nine months ended September 30, 1998, respectively as compared to the same periods in 1997. For the three months ended September 30, 1998, strategic planning and other outside consulting decreased $143,000 to $30,000 from $173,000 for the same period in 1997. For the nine months ended September 30, 1998, strategic planning and other outside consulting decreased $156,000 to $122,000 from $278,000 for the same period in 1997. As the Company returns to full staffing the utilization of services of outside professionals to augment staffing and support service training continues to decline.

INCOME TAXES

          For the three months ended September 30, 1998, the provision for income taxes was $359,000 compared to $73,000 for the same period in 1997. For the nine months ended September 30, 1998 the provision for income taxes was $661,000 compared to $424,000 for the same period in 1997.

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

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11   Statement regarding computation of per share earnings


               (b) Reports on Form 8-K: No reports on Form 8-K were filed for the quarter ended September 30, 1998.

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



                                    PROFESSIONAL BANCORP, INC.
                                    --------------------------
                                    (Registrant)



Date:  November 12, 1998            /s/ Julie P. Thompson
                                    --------------------------------
                                    Julie P. Thompson
                                    Chairman of the Board


Date:  November 12, 1998            /s/ Eric J. Woodstrom
                                    --------------------------------
                                    Acting - Chief Financial Officer