Form 10-K
period 1998-12-31
PROFESSIONAL BANCORP INC
filed 1999-04-22
CIK 700914

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes        X        No
                                            -------          _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [__]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1999: $34,306,335.

The number of shares of $0.008 par value common stock outstanding as of March 10, 1999: 2,015,007.
================================================================================

                                   FORM 10-K
                                   ---------

                  TABLE OF CONTENTS AND CROSS REFERENCE SHEET
                  -------------------------------------------

PART I
------

   Item 1.             Business                                                                        3
   -------                                                                                            --

   Item 2.             Properties                                                                     23
   -------                                                                                            --

   Item 3.             Legal Proceedings                                                              24
   -------                                                                                            --

   Item 4.             Submission of Matters to a Vote of Security Holders                            24
   -------                                                                                            --


PART II
-------

   Item 5.             Market  for Registrant's Common Equity                                         25
   -------                                                                                            --
                       and Related Stockholder Matters

   Item 6.             Selected Financial Data                                                        27
   -------                                                                                            --
   Item 7.             Management's Discussion and Analysis of Financial                              28
   -------                                                                                            --
                       Condition and Results of Operations

   Item7A.             Quantitative and Qualitative Disclosures About Market Risk                     50
   -------                                                                                            --

   Item 8.             Financial Statements and Supplementary Data                                    52
   -------                                                                                            --

   Item 9.             Changes in and Disagreements with Accountants on Accounting                    52
   -------                                                                                            --
                       and Financial Disclosure

PART III
--------

   Item 10.            Directors and Executive Officers of the Registrant                             52
   --------                                                                                           --

   Item 11.            Executive Compensation                                                         54
   --------                                                                                           --

   Item 12.            Security Ownership of Certain Beneficial Owners and Management                 55
   --------                                                                                           --

   Item 13.            Certain Relationships and Related Transactions                                 57
   --------                                                                                           --

PART IV
-------

   Item 14.            Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K   58
   --------            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                       --

                                    Part I
Item 1.  Business
-----------------

Professional Bancorp, Inc.

     Professional Bancorp, Inc. (the "Company") is a bank holding company organized as a corporation under the laws of the State of California in July 1981 and reincorporated under the laws of the Commonwealth of Pennsylvania in August 1989. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company commenced operations in August 1982. On the commencement date and from the proceeds of its initial stock offering, the Company purchased all of the outstanding stock of First Professional Bank, National Association (the "Bank"). On November 18, 1998, Professional Bancorp Mortgage, Inc., a mortgage-brokerage corporation, was formed as a majority owned subsidiary of the Bank ("PBMI").

     The Company's principal business is to serve as a holding company for the Bank, PBMI and for other banking or finance-related subsidiaries which the Company may establish or acquire. At December 31, 1998, the Company had total consolidated assets of approximately $259.7 million, total consolidated net loans of approximately $115.5 million, total consolidated deposits of approximately $230.6 million and total consolidated shareholders' equity of approximately $25.3 million. The discussion and analysis for the year ended December 31, 1998 reflect the operations of the Company, the Bank and PBMI.

General

First Professional Bank, National Association

     The Bank was organized in August 1982, the Bank commenced operations as a federally chartered national bank.

Principal Marketing Area and Concentration

     The principal service areas of the Bank consist of the California counties of Los Angeles, Orange, Riverside, San Bernardino and Ventura and limited business in Northern California with a full-service office at its Santa Monica headquarters and four full-service branches located in Beverly Hills, Tarzana, Pasadena and Redlands. In addition, the Bank has a limited service facility in Los Angeles near Cedars Sinai Medical Center. The Bank also develops business in the Northern California counties surrounding the San Francisco East Bay Area and the City of Sacramento. Other states are serviced on a limited basis.
Since inception, the Bank has operated an in-house courier service which permits the Bank to serve areas outside of each branch's immediate vicinity. Couriers are licensed branches of the Company and able to facilitate limited banking transactions.

     The Bank's strategy is to deliver value-added products and services that satisfy the financial services needs of its targeted customers, the outpatient services sector, emphasizing superior service and relationships. The Bank provides a wide range of commercial banking products and services primarily directed towards the health care community, which includes, physicians, independent practice associations (IPA), practice management companies (PPM), preferred provider organizations (PPO), medical billing faculty management companies, home health agencies and hospital based practices. Attorneys, accountants and other clientele compose the remainder of the Bank's market. There is no significant concentration of outstanding loans in the control of a single person or group.

Commercial Banking

     The Bank is engaged in the business of general commercial banking. The services which are offered include those traditionally offered by commercial banks, such as checking and savings accounts, time certificates of deposit, and commercial, consumer/installment, home equity and short-term real estate loans. The Bank also offers cashier's checks, travelers checks, safe deposit boxes, night deposit facilities, wire transfers, notary services, courier services, mortgage brokering, merchant accounts, TouchTone Banking and five bank owned 24-hour automated teller machines which are located at the Bank's Santa Monica, Cedars Sinai Medical Center, Tarzana, Pasadena and Redlands facilities. Client access to First Professional Bank, is also available through most ATM networks.

Professional Bancorp Mortgage, Inc.

On November 18, 1998, Professional Bancorp Mortgage, Inc. ("PBMI"), commenced operations as a majority-owned subsidiary of the Bank. In keeping with the Company's strategy of providing clients access to new products through alliances, a co-venture partnership was created with REIS Mortgage Holdings, Inc. ("REIS"). REIS is a provider of mortgage brokerage services and has been a long-standing referral partner of the Bank. The combined forces have created PBMI, a mortgage brokerage company, which provides residential, non-residential and commercial mortgage products to our clients, as well as generate new relationships with non-client sources.

Competition

     The Bank faces competition in attracting both deposits and originating loans. The Bank's competition in loans comes principally from community based, regional and multi-regional commercial banks, investment banks, asset based finance companies, savings and loan associations, mortgage companies, and to a lesser degree, thrift and loan companies, credit unions and insurance companies. Many of the nation's largest commercial banks and savings and loan associations with which the Bank competes have significantly greater lending limits than the Bank and perform other services for their customers which the Bank can offer only through correspondents or other vendors, if at all. Deregulation of the banking industry and increased competition from non-bank entities for the cash balances of individuals and businesses has had and will continue to have an impact on the competitive position of the Bank. Among the advantages of these larger institutions is their ability to make larger loans, finance extensive advertising campaigns, access international money markets and generally allocate their assets to regions of highest yield and demand. Management believes that its most direct competition for deposits comes from commercial banks, stock brokerage firms, savings and loan associations, thrift and loan companies and credit unions. In addition, competition for deposits may be expected to arise from corporate and governmental debt securities, as well as money market mutual funds. The Bank does not have a significant market share of the deposits or loans in the northern or southern California marketplace.

     In order to compete with other financial service entities in its service area, the Bank relies principally upon promotional activity, personal contacts obtained through its officers, directors, employees and shareholders to attract
and maintain relationships.   The Bank's promotional activities emphasize the
advantages of banking with an institution knowledgable to the particular needs of the health care community. Additionally, the Bank is informed of the current trends and changing financial services needs of the health care industry through membership in trade associations, directorships of health care organizations and through feedback from existing health care clients of the Bank. This longstanding and continued presence of the Bank in its niche is a valuable marketing factor which not only serves well for clients and prospects, but serves as a major competitive advantage. For clients whose credit demands exceed the Bank's lending limits, the Bank attempts to arrange for such loans on a participated basis with institutions who desire to work with the Bank to leverage its industry expertise. The Bank also assists clients requiring services not offered by the Bank by obtaining these services through its correspondent banks and/or other joint relationships.

SUPERVISION AND REGULATION - THE COMPANY

     Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. As a consequence of the extensive regulation of banking activities in the United States, the business of the Company is particularly susceptible to the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of the other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. The descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

     The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to supervision, regular examination and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a bank holding company, the Company is required to file with the FRB an annual report and such other additional information as the FRB may require under the Act. The FRB may also make examinations of the Bancorp and its subsidiaries.

     The Act requires prior approval by the FRB for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares, or substantially all the assets, of any bank or for a merger or consolidation by a bank holding company with any other bank holding company.

     The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner of the California Department of Financial Institutions. Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Commissioner's powers under this statute.

     Bank Holding Bancorp Liquidity and Dividend Restrictions

     The Company is a legal entity, separate and distinct from the Bank, and is not currently intending to engage in any activities other than acting as a bank holding company. Although there exists the ability to raise capital on its own behalf or borrow from external sources, the Company's principal source of funds, including funds available for payment of cash dividends to shareholders, consists of dividends paid, fees for services provided to, and other funds advanced to the Company by the Bank. Statutory and regulatory requirements impose limitations on the amount of dividends payable by the Bank to the Company and on extensions of credit by the Bank to the Company.

     Regarding the Bank, the Company is entitled to receive dividends, when and as declared by the Bank's Board of Directors, out of funds legally available therefor, as specified and limited by Section 56 of Title 12 of the United States Code, which prohibits payments of dividends from a national bank's permanent capital. All dividends must be paid out of net earnings then on hand, after deducting expenses, including losses and bad debts. In addition, the payment of dividends out of net earnings of a national bank is further limited by 12 U.S.C. Section 60(a), which provides that until the surplus equals the amount of capital stock, dividends can only be paid if there has been transferred to the surplus fund not less than one-tenth of the bank's net earnings for the preceding half-year in the case of quarterly or semi-annual dividends. Pursuant to 12 U.S. C. Section 60(b), the approval of the Office of the Comptroller of the Currency (the "OCC") shall be required if the total of dividends declared by a bank in any calendar year exceeds the total of its net earnings for that year, less any required transfers to surplus or to a fund for the retirement of any preferred stock. Furthermore, if the OCC determines that the shareholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the OCC may order the bank not to pay a dividend to the Bancorp, even if such payments are not expressly prohibited by statute.

     Under the Financial Institutions Supervisory Act, the FDIC also has the authority to prohibit an insured institution from engaging in business practices which the FDIC considers to be unsafe or unsound. Since the Bank is an insured institution, it is therefore possible, depending upon their financial conditions and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments. Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if after such transaction, the institutions would be undercapitalized.

     The FRB also limits transactions between the Company and the Bank. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit).

     Section 1551 of the Pennsylvania Business Corporation Law of 1988 (the "PBCL") provides that the board of directors may authorize a business corporation to make distributions to shareholders subject to certain limitations. A distribution to shareholders may not be made if: (i) the corporation would be unable to pay its debts as they become due in the usual course of business; or (ii) the total assets of the corporation would be less than the sum of its total liabilities, plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

     Transactions With Affiliates

     The Company, the Bank, PBMI and any other subsidiaries it may purchase or organize or otherwise acquire are deemed to be affiliates of the Bank within the meaning of the Act. Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates' stock, and taking affiliates' stock by the Bank as collateral for loans to any borrower will be limited to 10% of the Bank's capital, in the case of any one affiliate, and will be limited to 20% of the Bank's capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

     Limitations on Businesses and Activities

     With certain limited exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing services for its authorized subsidiaries. A bank holding company may, however, engage or acquire an interest in a company that engages in activities which the FRB has determined to be closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests, or unsound banking practices. Although the future scope of permitted activities is uncertain and cannot be predicted, some of the activities that the FRB has determined by regulation to be closely related to banking are:

     . making or acquiring loans or other extensions of credit for its own account or for the account of others;

     .    servicing loans and other extensions of credit for any person;

     . operating an industrial bank, Morris Plan bank, or industrial loan company, as authorized under state law, so long as the institution is not a bank;

     . operating a trust company in the manner authorized by federal or state law, so long as the institution is not a bank and does not make loans or investments or accept deposits, except as permitted under the FRB's Regulation Y;

     . subject to certain limitations, acting as an investment or financial adviser to investment companies and other persons;

     . leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by Regulation Y, including a restriction that it is reasonably anticipated that each lease will compensate the lessor for not less than the lessor's full investment in the property;

     . making equity and debt investments in corporations or projects designed primarily to promote community welfare;

     . providing financial, banking, or economic data processing and data transmission services, facilities, data bases, or providing access to such services, facilities, or data bases;

     . acting as principal, agent, or broker for insurance directly related to extensions of credit which are limited to assuring the repayment of debts in the event of death, disability, or involuntary unemployment of the debtor;

     . acting as agent or broker for insurance directly related to extensions of credit by a finance company subsidiary;

     . owning, controlling, or operating a savings association provided that the savings association engages only in activities permitted for bank holding companies under Regulation Y;

     .    providing courier services of limited character;

     . providing management consulting advice to non-affiliated bank and nonbank depository institutions, subject to the limitations imposed by Regulation Y;

     .    selling money orders, travelers' checks and U.S. Savings Bonds;

     .    appraisal of real estate and personal property;

     . acting as an intermediary for the financing of commercial or industrial income-producing real estate;

     . providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities;

     . underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law; and

     . providing general information and statistical forecasting, advisory and transactional services with respect to foreign exchange through a separately incorporated subsidiary.

     Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

     . the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust service;

     . the customer must obtain or provide some additional credit, property or service from or to the Company, the Bank or the Bank's subsidiary; or

     . the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

     Under the Act, an investor generally must obtain the prior approval of the FRB before it exercises a controlling influence over or acquires, directly or indirectly, more than 5% of any class of voting shares or substantially all of the assets of the bank or bank holding company or other company. Thus, Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the approval of the FRB.

     In addition, and subject to certain exceptions, the Change in Bank Control Act (the "Control Act") and regulations promulgated thereunder by the FRB required any person acting directly or indirectly, or through or in concert with one or more persons, to give the FRB 60 days written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under section 12 of the Securities Exchange Act (such as the Common Stock of the Company) if, after the transaction, the acquiring person (or persons acting in concert) own, controls or holds with power to vote 10% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the FRB issues a notice within 60 days, or within certain extensions of such period, disapproving the same.

     Capital Adequacy

     The FRB's risk-based capital adequacy guidelines for bank holding companies and member banks, discussed in more detail below (see "SUPERVISION AND REGULATION - THE BANK - Recent Legislation and Regulatory Developments - 3. Risk-Based Capital Guidelines" herein), assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. While in many cases total risk assets calculated in accordance with the guidelines is less than total assets calculated absent the rating, certain non-balance sheet assets, including loans sold with recourse, legally binding loan commitments and standby letters of credit, are treated as risk assets, with the assigned rate varying with the type of asset. As a result, it is possible that total risk assets for purposes of the guidelines exceeds total assets under generally accepted accounting principles, thereby reducing the capital-to-assets ratio. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total assets and on total risk assets.

     SUPERVISION AND REGULATION - THE BANK

     General

     The Bank as a nationally chartered banking association which is a member of the Federal Reserve System, is subject to regulation, supervision, and regular examinations by the OCC, the FDIC and the FRB. The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC, up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Bank's business, including capital ratios, reserves against deposits, interest rates payable on certain types of deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. The Bank is also subject to applicable provisions of California law and Pennsylvania law for the holding company, insofar as such provisions are not in conflict with or preempted by federal banking law. California law exempts all banks from usury limitations on interest rates. Supervision, legal action and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of shareholders.

     Recent Legislation And Regulatory Developments

     1.  Introduction
         ------------

     General.  From time to time legislation is proposed or enacted which has
     -------
the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for the maintenance of mandatory reserves with the Federal Reserve on deposits by depository institutions (state reserve requirements have been eliminated); the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain of their customers' accounts; and the authorization of various types of new deposit accounts, such as NOW accounts, "Money Market Deposit" accounts and "Super NOW" accounts, designed to be competitive with money market mutual funds and other types of accounts and services offered by various financial and non-financial institutions. The lending authority and permissible activities of certain non-bank financial institutions such as savings and loan associations and credit unions have been expanded, and federal regulators have been given increased authority and means for providing financial assistance to insured depository institutions and for effecting interstate and cross-industry mergers and acquisitions of failing institutions. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

     Other legislation has been proposed or is pending before the United States Congress which would affect the financial institutions industry. Such legislation includes wide-ranging proposals to further alter the structure, regulation and competitive relationships of the nation's financial institutions, to reorganize the federal regulatory structure of the financial institutions industry, to subject banks to increased disclosure and reporting requirements, and to expand the range of financial services which banks and bank holding companies can provide. Other proposals which have been introduced or are being discussed would equalize the relative powers of savings and loan holding companies and bank holding companies, and authorize such holding companies to engage in insurance underwriting and brokerage, real estate development and brokerage, and certain securities activities, including underwriting and dealing in United States Government securities and municipal securities, sponsoring and managing investment companies and underwriting the securities thereof. It cannot be predicted whether or in what form any of these proposals will be adopted, or to what extent they will effect the various entities comprising the financial institutions industry.

     Certain of the potentially significant changes which have been enacted in the past several years are discussed below.

     Interstate Banking.  The Riegle-Neal Interstate Banking and Branching
     ------------------
Efficiency Act of 1994 (the "Riegle-Neal Act"), enacted on September 29, 1994, repealed the McFadden Act of 1927, which required states to decide whether national or state banks could enter their state, and, effective June 1, 1997, allows banks to open branches across state lines. The Riegle-Neal Act also repealed the 1956 Douglas Amendment to the Bank Holding Company Act, which placed the same requirements on bank holding companies. The repeal of the Douglas Amendment made it possible for bank holding companies to buy out-of-state banks in any state after September 29, 1995, which, after June 1, 1997, may now be converted into interstate branches.

     The Riegle-Neal Act permitted interstate banking to begin effective September 29, 1995. The amendment to the Bank Holding Company Act permits bank holding companies to acquire banks in other states provided that the acquisition does not result in the bank holding company controlling more than 10 percent of the deposits in the United States, or 30 percent of the deposits in the state in which the bank to be acquired is located. However, the Riegle-Neal Act also provides that states have the authority to waive the state concentration limit. Individual states may also require that the bank being acquired be in existence for up to five years before an out-of-state bank or bank holding company may acquire it.

     The Riegle-Neal Act provides that, since June 1, 1997, interstate branching and merging of existing banks is permitted, provided that the banks are at least adequately capitalized and demonstrate good management. Interstate mergers and branch acquisitions were permitted at an earlier time if the state choose to enact a law allowing such activity. The states were also authorized to enact laws to permit interstate banks to branch de novo.

     On September 28, 1995, the California Interstate Banking and Branching Act of 1995 ("CIBBA") was enacted and signed into law. CIBBA authorized out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least 5 years, unless the California bank is in danger of failing or in certain other emergency situations. CIBBA does not permit out-of-state banks to enter California by branch acquisition or de novo branching. CIBBA allows a California state bank to have agency relationships with affiliated and unaffiliated insured depository institutions and allows a bank subsidiary of a bank holding company to act as an agent to receive deposits, renew time deposits, service loans and receive payments for a depository institution affiliate.

     Proposed Expansion of Securities Underwriting Authority.  Various bills
     -------------------------------------------------------
have been introduced in the United States Congress which would expand, to a lesser or greater degree and subject to various conditions and limitations, the authority of bank holding companies to engage in the activity of underwriting and dealing in securities. Some of these bills would authorize securities firms (through the holding company structure) to own banks, which could result in greater competition between banks and securities firms. No prediction can be made as to whether any of these bills will be passed by the United States Congress and enacted into law, what provisions such a bill might contain, or what effect it might have on the Bancorp or its Banking Subsidiaries.

     Expansion of Investment Opportunities for California State-Chartered Banks.
     --------------------------------------------------------------------------
Legislation enacted by the State of California has substantially expanded the authority of California state-chartered banks to invest in real estate, corporate stock and other corporate securities. National banks are governed in these areas by federal law, the provisions of which are more restrictive than California law. However, provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, discussed below, limits state-authorized activities to that available to national banks, unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the institution is in compliance with applicable regulatory requirements.

     2.  Financial Institutions Reform, Recovery, and Enforcement Act of 1989
         --------------------------------------------------------------------

     General.  On August 9, 1989, the Financial Institutions Reform, Recovery,
     -------
and Enforcement Act of 1989 ("FIRREA") was signed into law. This legislation has resulted in major changes in the regulation of insured financial institutions, including significant changes in the authority of government agencies to regulate insured financial institutions.

     Under FIRREA, the Federal Savings and Loan Insurance Corporation ("FSLIC") and the Federal Home Loan Bank Board were abolished and the FDIC was authorized to insure savings associations, including federal savings associations, state chartered savings and loans and other corporations determined to be operated in substantially the same manner as a savings association. FIRREA established two deposit insurance funds to be administered by the FDIC. The money in these two funds is separately maintained and not commingled. The FDIC Permanent Insurance Fund was replaced by the BIF and the FSLIC deposit insurance fund was replaced by the Savings Association Insurance Fund (the "SAIF").

     The Bank's deposit accounts are insured by the BIF, as administered by the FDIC, up to the maximum amount permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator which, in the case of the Bank, is the OCC.

     Deposit Insurance Assessments.  Under FIRREA, the premium assessments made
     -----------------------------
on banks and savings associations for deposit insurance were initially increased, with rates set separately for banks and savings associations, subject to statutory restrictions. The Omnibus Budget Reconciliation Act of 1990, designed to address the federal budget deficit, increased the insurance assessment rates for members of the BIF and the SAIF over that provided by FIRREA, and eliminated FIRREA's maximum reserve-ratio constraints on the BIF. The FDIC raised BIF premiums to 23c per $100 in insured deposits for 1993 from a base of 12c in 1990.

     Effective January 1, 1994, the FDIC implemented a risk-based assessment system, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were 23c per $100 in insured deposits. The FDIC determined that the designated reserve ratio was achieved on May 31, 1995. Accordingly, on August 8, 1995, the FDIC issued final regulations adopting an assessment rate schedule for BIF members of 4c to 31c per $100 in insured deposits that became effective June 1, 1995. On November 14, 1995, the FDIC further reduced the BIF assessment rates by 4c so that effective January 1, 1996, the BIF premiums ranged from zero to 27c per $100 in insured deposits, but in any event not less than $2,000 per year. The Deposit Insurance Funds Act of 1996, signed into law on September 30, 1996, eliminated the minimum assessment, commencing with the fourth quarter of 1996.

     Under the risk-based assessment system, as of December 31, 1995, SAIF members paid within a range of 23c to 31c per $100 in insured deposits, depending upon the institution's risk classification. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "EGPRA"), the FDIC imposed a special assessment on SAIF members to capitalize SAIF at the "designated reserve ratio" of 1.25% as of October 1, 1996.

     Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the OCC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the OCC to define well-capitalized, adequately capitalized and undercapitalized are the same as in the FRB's prompt corrective action regulations (discussed below). The BIF assessment rates since January 1, 1997 are summarized below; assessment figures are expressed in terms of cents per $100 in insured deposits. The capital and supervisory group ratings for SAIF institutions are the same as for BIF institutions and are derived from the following table:

Assessment Rates Effective January 1, 1997
------------------------------------------

                                                                     Supervisory Group
                                                                     -----------------
               Capital Group                          Group A             Group B             Group C
               -------------                          -------             -------             -------
               Well Capitalized                            0                   3                  17
               Adequately Capitalized                      3                  10                  24
               Undercapitalized                           10                  24                  27

     Pursuant to the EGPRA, SAIF insured institutions pay their normal deposit insurance premiums as members of the SAIF. In addition, SAIF insured institutions also pay an amount equal to 6.4c per $100 deposits towards the retirement of the Financing Corporation bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. In addition, after December 31, 1996, banks are required to share in the payment of interest on the FICO Bonds. Previously, the FICO debt was paid solely out of the SAIF assessment base. The assessments imposed on insured depository institutions with respect to any BIF-assessable deposit are assessed at a rate equal to 1/5 of the rate of the assessments imposed on insured depository institutions with respect to any SAIF-assessable deposit. Although the FICO assessment rates are annual rates, they are subject to change quarterly. Since the FICO bonds do not mature until the year 2019, it is conceivable that banks will continue to share in the payment of the interest on the bonds until then.

     The following table shows the quarterly assessment rates for SAIF and BIF insured deposits, expressed in cents per $100 in insured deposits:



FICO Assessment Rates                                                 SAIF                             BIF
---------------------                                                 ----                             ----
First Quarter, 1997                                                   6.48c                            1.296c
Second Quarter, 1997                                                  6.50                             1.300
Third Quarter, 1997                                                   6.30                             1.260
Fourth Quarter, 1997                                                  6.32                             1.264
First Quarter, 1998                                                   6.28                             1.256
Second Quarter, 1998                                                  6.22                             1.244
Third Quarter, 1998                                                   6.10                             1.220
Fourth Quarter, 1998                                                  5.82                             1.164

     Under EGPRA, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the FICO Bonds will be equal for members of the BIF and the SAIF. The EGPRA also provides for the merging of the BIF and the SAIF by January 1, 2000, provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the FICO Bonds would be equal.

     With certain limited exceptions, FIRREA prohibits a bank from changing its status as an insured depository institution with the BIF to the SAIF and prohibits a savings association from changing its status as an insured depository institution with the SAIF to the BIF, without the prior approval of the FDIC.

     FDIC Receiverships.   Pursuant to FIRREA, the FDIC may be appointed
     ------------------
conservator or receiver of any insured institution. In addition, FIRREA authorized the FDIC to appoint itself as sole conservator or receiver of any insured institution for any, among others, of the following reasons:

     .    insolvency of such institution;

     . substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice;

     . an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise;

     . any willful violation of a cease and desist order which has become final;

     . any concealment of books, papers, records or assets of the institution;

     . the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business;

     . the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or

     . any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interest of its depositors.

     As a receiver of any insured depository institution, the FDIC may liquidate such institution in an orderly manner and make such other disposition of any matter concerning such institution as the FDIC determines is in the best interests of such institution, its depositors and the FDIC. Further, the FDIC shall as the conservator or receiver, by operation of law, succeed to all rights, titles, powers and privileges of the insured institution, and of any stockholder, member, account holder, depositor, officer or director of such institution with respect to the institution and the assets of the institution; may take over the assets of and operate such institution with all the powers of the members or shareholders, directors and the officers of the institution and conduct all business of the institution; collect all obligations and money due to the institution and preserve; and conserve the assets and property of such institution.

     Enforcement Powers.  Some of the most significant provisions of FIRREA were
     ------------------
the expansion of regulatory enforcement powers. FIRREA has given the federal regulatory agencies broader and stronger enforcement authorities reaching a wider range of persons and entities. Some of those provisions included those which:

     . expanded the category of persons subject to enforcement under the Federal Deposit Insurance Act;

     . expanded the scope of cease and desist orders and provided for the issuance of a temporary cease and desist orders;

     . provided for the suspension and removal of wrongdoers on an expanded basis and on an industry-wide basis;

     . prohibited the participation of persons suspended or removed or convicted of a crime involving dishonesty or breach of trust from serving in another insured institution;

     . required regulatory approval of new directors and senior executive officers in certain cases;

     . provided protection from retaliation against "whistleblowers" and establishes rewards for "whistleblowers" in certain enforcement actions resulting in the recovery of money;

     .    required the regulators to publicize all final enforcement orders;

     . required each insured financial institution to provide its independent auditor with its most recent Report of Condition ("Call Report");

     . significantly increased the penalties for failure to file accurate and timely Call Reports; and

     . provided for extensive increases in the amounts and circumstances for assessment of civil money penalties, civil and criminal forfeiture and other civil and criminal fines and penalties.

     Crime Control Act of 1990.  The Crime Control Act of 1990 further
     -------------------------
strengthened the authority of federal regulators to enforce capital requirements, increased civil and criminal penalties for financial fraud, and enacted provisions allowing the FDIC to regulate or prohibit certain forms of golden parachute benefits and indemnification payments to officers and directors of financial institutions.

     3.  Risk-Based Capital Guidelines
         ------------------------------

     The federal banking agencies have established risk-based capital guidelines. The risk-based capital guidelines include both a new definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad credit risk categories. A bank's risk-based capital ratio is calculated by dividing its qualifying capital (the numerator of the ratio) by its risk weighted assets (the denominator of the ratio).

     A bank's qualifying total capital consists of two types of capital components: "core capital elements" (comprising Tier 1 capital) and "supplementary capital elements" (comprising Tier 2 capital). The Tier 1 component of a bank's qualifying capital must represent at least 50% of qualifying total capital and may consist of the following items that are defined as core capital elements:

     .    common stockholders' equity;

     . qualifying noncumulative perpetual preferred stock (including related surplus); and

     .    minority interest in the equity accounts of consolidated subsidiaries.

The Tier 2 component of a bank's qualifying total capital may consist of the following items:

     .    allowance for loan and lease losses (subject to limitations);

     .    perpetual preferred stock and related surplus (subject to conditions);

     . hybrid capital instruments (as defined) and mandatory convertible debt securities; and

     . term subordinated debt and intermediate-term preferred stock, including related surplus (subject to limitations).

     Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk categories, according to the obligor, or, if relevant, the guarantor or the nature of collateral. The aggregate dollar value of the amount in each category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are added together, and this sum is the bank's total risk weighted assets that comprise the denominator of the risk-based capital ratio.

     Risk weights for all off-balance sheet items are determined by a two-step process. First, the "credit equivalent amount" of off-balance sheet items such as letters of credit and recourse arrangements is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and generally is assigned to the appropriate risk category according to the obligor, or, if relevant, the guarantor or the nature of the collateral.

     The supervisory standards set forth below specify minimum supervisory ratios based primarily on broad risk considerations. The risk-based ratios do not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

     All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%, of which at least 4% should be in the form of Tier 1 capital net of goodwill, and a minimum ratio of Tier 1 capital to risk weighted assets of 4%. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets. Allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank's risk-based capital calculation.

     In addition to the risk-based guidelines, the federal banking agencies require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     In December, 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by the policy statement is the sum of: (1) assets classified loss; (2) 50% of assets classified doubtful; (3) 15% of assets classified substandard; and (4) estimated credit losses on other assets over the upcoming twelve months.

     On December 28, 1993, the FRB published a proposed rule to amend the capital adequacy guidelines for bank holding companies to include in Tier 1 capital that component of shareholders' equity concerning comprehensive income. Comprehensive income included in shareholders' equity, represents securities available-for-sale, and are carried at market value with the unrealized gain or loss, net of income taxes, shown as an addition to or deduction from shareholders' equity. Accordingly, the Company's and the Bank's shareholders' equity will be increased or decreased as the market value of the securities available-for-sale portfolio changes.

     The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving one borrower, industry, location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business but that start to be conducted as a result of developments in, for example, technology or financial markets. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

     Further, the banking agencies recently have adopted modifications to the risk-based capital rules to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. While interest rate risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating an institution's capital adequacy. Bank examiners consider a bank's historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank's internal interest rate risk management. The federal banking agencies recently considered adopting a uniform supervisory framework for all institutions to measure and assess each bank's exposure to interest rate risk and establish an explicit capital charge based on the assessed risk, but ultimately elected not to adopt such a uniform framework. Even without such a uniform framework, however, each bank's interest rate risk exposure is assessed by its primary federal regulator on an individualized basis, and it may be required by the regulator to hold additional capital for interest rate risk if it has a significant exposure to interest rate risk or a weak interest rate risk management process.

     Effective April 1, 1995, the federal banking agencies issued rules which limit the amount of deferred tax assets that are allowable in computing a bank's regulatory capital. The standard had been in effect on an interim basis since March, 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of: (i) the amount that can be realized within one year of the quarter-end report date; or (ii) 10% of Tier 1 capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

     Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

     4.  Federal Deposit Insurance Corporation Improvement Act of 1991
         -------------------------------------------------------------

     General.  The Federal Deposit Insurance Corporation Improvement Act of 1991
     -------
("FDICIA") was signed into law on December 19, 1991. FDICIA recapitalized the FDIC's Bank Insurance Fund, granted broad authorization to the FDIC to increase deposit insurance premium assessments and to borrow from other sources, and continued the expansion of regulatory enforcement powers, along with many other significant changes.

     Prompt Corrective Action.  FDICIA established five categories of bank
     ------------------------
capitalization: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized" and mandated the establishment of a system of "prompt corrective action" for institutions falling into the lower capital categories. Under FDICIA, banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be undercapitalized, that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to significantly undercapitalized banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to critically undercapitalized banks, those with capital at or less than 2%, including the appointment of a receiver or conservator after 90 days, even if a bank is still solvent.

     The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, a bank shall be deemed to be:

     . "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

     . "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized";

     . "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

     . "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

     . "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     Information concerning the Company's and the Bank's capital adequacy at December 31, 1998 is as follows:

                                                                                                            To Be Well
                                                                                                        Capitalized Under
                                                                       For Capital                      Prompt Corrective
                                       Actual                       Adequacy Purposes                   Action Provisions
                             --------------------------        ---------------------------         ----------------------------
(in thousands)                 Amount         Ratio               Amount          Ratio               Amount          Ratio
                             -----------   ------------        ------------   ------------         ------------   -------------
Company
Leverage                         $25,592          9.59%             $10,677           4.00%             $13,346           5.00%
Tier 1 Risk-Based                 25,592         17.31                5,914           4.00                8,872           6.00
Total Risk-Based                  28,561         19.32               11,829           8.00               14,786          10.00

Bank
Leverage                         $22,297          8.37%             $10,661           4.00%             $13,326           5.00%
Tier 1 Risk-Based                 22,297         15.12                5,899           4.00                8,848           6.00
Total Risk-Based                  24,145         16.37               11,797           8.00               14,747          10.00

/1/ The minimum required by the FRB is 3%; for all but the most highly rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

     FDICIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The federal banking agency may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

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

     Operational Standards.  FDICIA also granted the regulatory agencies
     ---------------------
authority to prescribe standards relating to internal controls, credit underwriting, asset growth and compensation, among others, and required the regulatory agencies to promulgate regulations prohibiting excessive compensation or fees. Many regulations have been adopted by the regulatory agencies to implement these provisions and subsequent legislation (the "Riegle Community Development and Regulatory Improvement Act of 1994" discussed below) gave the regulatory agencies the option of prescribing the safety and soundness standards as guidelines rather than regulations.

     Regulatory Accounting Reports.  Each bank with $500 million or more in
     -----------------------------
assets is required to submit an annual report to the FDIC, as well as any other federal banking agency with authority over the bank, and any appropriate state banking agency. This report must contain a statement regarding management's responsibilities for: (1) preparing financial statements; (2) establishing and maintaining adequate internal controls; and (3) complying with applicable laws and regulations. In addition to having an audited financial statement by an independent accounting firm on an annual basis, the accounting firm must determine and report as to whether the financial statements are presented fairly and in accordance with generally accepted accounting principles and comply with other requirements of the applicable federal banking authority. In addition, the accountants must attest to and report to the regulators separately on management's compliance with internal controls.

     Truth in Savings.  FDICIA further established a new truth in savings
     ----------------
scheme, providing for clear and uniform disclosure of terms and conditions on which interest is paid and fees are assessed on deposits. The Federal Reserve's Regulation DD, implementing the Truth in Savings Act, became effective June 21, 1993.

     Brokered Deposits.  Effective June 16, 1992, FDICIA placed restrictions on
     -----------------
the ability of banks to obtain brokered deposits or to solicit and pay interest rates on deposits that are significantly higher than prevailing rates. FDICIA provides that a bank may not accept, renew or roll over brokered deposits unless: (1) it is "well capitalized"; or (2) it is adequately capitalized and receives a waiver from the FDIC permitting it to accept brokered deposits paying an interest rate not in excess of 75 basis points over certain prevailing market rates. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well as any deposit obtained by a depository institution that is not "well capitalized" for regulatory purposes by offering rates significantly higher (generally more than 75 basis points) than the prevailing interest rates offered by depository institutions in such
institution's normal market area.   In addition to these restrictions on
acceptance of brokered deposits, FDICIA provides that no pass-through deposit insurance will be provided to employee benefit plan deposits accepted by an institution which is ineligible to accept brokered deposits under applicable law and regulations.

     Lending.  New regulations have been issued in the area of real estate
     -------
lending, prescribing standards for extensions of credit that are secured by real property or made for the purpose of the construction of a building or other improvement to real estate. In addition, the aggregate of all loans to executive officers, directors and principal shareholders and related interests may now not exceed 100% (200% in some circumstances) of the depository institution's capital.

     State Authorized Activities.  The new legislation also created restrictions
     ---------------------------
on activities authorized under state law. FDICIA generally restricts activities through subsidiaries to those permissible for national banks, unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements, thereby effectively eliminating real estate investment authorized under California law, and provided for a five-year divestiture period for impermissible investments. Insurance activities were also limited, except to the extent permissible for national banks.

     Activities of Subsidiaries.  A national banking association may establish
     --------------------------
or acquire an operating subsidiary to conduct, or may conduct in an existing operating subsidiary, activities that are part of or incidental to the business of banking, as determined by the OCC. Such national banking associations must submit an application to and receive OCC approval before acquiring or establishing the subsidiary, or commencing the new activity contemplated. National banking associations which are "adequately capitalized" or "well capitalized" and have not been notified that they are in "troubled condition" may acquire or establish an operating subsidiary by providing the OCC with ten
(10) days written notice after acquiring or establishing the subsidiary.

     After commencing operations, each subsidiary is subject to examination and supervision by the OCC and applicable provisions of federal banking laws and regulations pertaining to the operations of the parent bank, shall apply to the subsidiary. The OCC has the power to require a national banking association to divest itself of any subsidiary or terminate any activity conducted by a subsidiary that the OCC determines to pose a threat to the parent bank's financial safety, soundness or stability.

     5.  Riegle Community Development and Regulatory Improvement Act of 1994
         -------------------------------------------------------------------

     The Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act"), which has been issued as the most important piece of banking legislation since the enactment of FDICIA, was signed into law on September 23, 1994. In addition to providing funding for the establishment of a Community Development Financial Institutions Fund (the "Fund"), which provides assistance to new and existing community development lenders to help to meet the needs of low- and moderate-income communities and groups, the 1994 Act mandated changes to a wide range of banking regulations. These changes included:

     .    modifications to the publication requirements for Call Reports,

     . less frequent regulatory examination schedules for small institutions, small business and commercial real estate loan securitization,

     . amendments to the money laundering and currency transaction reporting requirements of the Bank Secrecy Act,

     . clarification of the coverage of the Real Estate Settlement Procedures Act for business,

     .    commercial and agricultural real estate secured transactions,

     .    amendments to the national flood insurance program, and

     . amendments to the Truth in Lending Act to provide greater protection for consumers by reducing discrimination against the disadvantaged.

     The "Paperwork Reduction and Regulatory Improvement Act," Title III of the 1994 Act, required the federal banking agencies to consider the administrative burdens that new regulations will impose before their adoption and requires a transition period in order to provide adequate time for compliance. This act also requires the federal banking agencies to work together to establish uniform regulations and guidelines as well as to work together to eliminate duplicative or unnecessary requests for information in connection with applications or notices. This act reduces the frequency of examinations for well-rated institutions, simplifies the quarterly Call Reports and eliminated the requirement that financial institutions publish their Call Reports in local newspapers. This act also established an internal regulatory appeal process and independent ombudsman to provide a means for review of material supervisory determinations. The Paperwork Reduction and Regulatory Improvement Act also amended the Bank Holding Company Act and Securities Act of 1933 to simplify the formation of bank holding companies.

     Title IV of the 1994 Act amended the Bank Secrecy Act by reducing the reporting requirements imposed on financial institutions for large currency transactions, expanding the ability of financial institutions to provide exemptions to the reporting requirements for businesses that regularly deal in large amounts of currency, and providing for the delegation of civil money penalty enforcement from the Treasury Department to the individual federal banking agencies.

     6.  Safety and Soundness Standards
         ------------------------------

     In July, 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA and the 1994 Act. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

     The federal banking agencies issued regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

     Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

     7.  Consumer Protection Laws and Regulations
         ----------------------------------------

     The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. Banks are subject to many federal consumer protection laws and regulations including, but not limited to, the Community Reinvestment Act (the "CRA"), the Truth in Lending Act (the "TILA"), the Fair Housing Act (the "FH Act"), the Equal Credit Opportunity Act (the "ECOA"), the Home Mortgage Disclosure Act ("HMDA"), and the Real Estate Settlement Procedures Act ("RESPA").

     The CRA, enacted into law in 1977, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

     The federal banking agencies have adopted regulations which measure a bank's compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from "outstanding" to a low of "substantial noncompliance."

     The ECOA, enacted into law in 1974, prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable -- even when there is no intent to discriminate.

     The FH Act, enacted into law in 1968, regulates may practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered, illegal under the FH Act are: declining a loan for the purposes of racial discrimination; making excessively low appraisals of property based on racial considerations; pressuring, discouraging, or denying applications for credit on a prohibited basis; using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants; imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

     The TILA, enacted into law in 1968, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

     HMDA, enacted into law in 1975, grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for one-to-four family loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of such types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

     RESPA, enacted into law in 1974, requires lenders to provide borrowers with disclosures regarding the nature and costs of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

     Violations of these various consumer protection laws and regulations can result in civil liability to the aggrieved party, regulatory enforcement including civil money penalties, and even punitive damages.

     8.  Conclusion
         ----------

     As a result of the recent federal and California legislation, there has been a competitive impact on financial institutions. There has been a lessening of the historical distinction between the services offered by banks, savings and loan associations, credit unions, and other financial institutions, banks have experienced increased competition for deposits and loans which may result in increases in their cost of funds, and banks have experienced increased costs. Further, the federal banking agencies have increased enforcement authority over financial institutions and their directors and officers.

     Future legislation is also likely to impact the Company's and the Bank's businesses. Consumer legislation has been proposed in Congress which may require banks to offer basic, low-cost, financial services to meet minimum consumer needs. Various proposals to restructure the federal bank regulatory agencies are currently pending in Congress, some of which include proposals to expand the ability of banks to engage in previously prohibited businesses. Further, the regulatory agencies have proposed and may propose a wide range of regulatory changes, including the calculation of capital adequacy and limiting business dealings with affiliates. These and other legislative and regulatory changes may have the impact of increasing the cost of business or otherwise impacting the earnings of financial institutions. However, the degree, timing and full extent of the impact of these proposals cannot be predicted. Management of the Company and the Bank cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

     The foregoing summary of the relevant laws, rules and regulations governing banks and bank holding companies do not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.

     Impact of Monetary Policies

     Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by the Banking Subsidiaries on their deposits and their other borrowings and the interest rate earned by the Banking Subsidiaries on loans, securities and other interest-earning assets will comprise the major source of the Bancorp's earnings. These rates are highly sensitive to many factors which are beyond the Bancorp's and the Banking Subsidiaries' control and, accordingly, the earnings and growth of the Banking Subsidiaries are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, by placing limitations upon savings and time deposit interest rates, and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company or the Banking Subsidiaries cannot be predicted; however, depending on the degree to which the Banking Subsidiaries' interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have the temporary effect of increasing their net interest margin, while decreases in interest rates would have the opposite effect.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities" (SFAS
133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities.

     It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, and unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction.

     Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for the Company on January 1, 2000. Management is in the process of determining what effect, if any, adoption of this statement will have on the financial position or results of operations of the Company.

     In October 1998, the Financial Accounting Standards Board "FASB" issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." Under SFAS 134, After the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of Statement
115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and enterprises may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place when the Statement is initially applied. Management does not believe the adoption of this statement will have a significant impact on the financial position or results of operations of the Company.

Employees

     As of December 31, 1998, the Company had no full-time salaried employees. All compensation of Bancorp's executive officers was paid by the Bank with a portion of such compensation reimbursed by Bancorp. The Bank employed 111.5 full-time equivalent employees as of December 31, 1998.

Factors That May Affect Future Results
--------------------------------------

Discussion and analysis of certain matters contained in our Annual Report and this Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. Consequently, no forward-looking statement can be guaranteed.

The following is a discussion of certain factors which may affect the Company's financial results and operations, and should be considered in evaluating the Company.

Economic Conditions and Geographic Concentration. The Company's operations are
------------------------------------------------
concentrated in Southern California. The results of the Company depend largely upon economic conditions in this area, which have been relatively volatile over the last several years. While the Southern California economy recently has exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services.

Interest Rates.  The Company anticipates that interest rate levels will remain
--------------
generally stable in the near future, but if interest rates vary substantially from present levels, the Company's results may differ materially from the results currently anticipated. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and those paid on deposits.

Government Regulation and Monetary Policy.  The banking industry is subject to
-----------------------------------------
extensive federal and state supervision and regulation. Significant new laws or changes in, or repeals of, existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and bank reserve requirements, and a material change in these conditions would be likely to have a material impact on the Company's results.

Competition.  The banking and financial services business in the Company's
-----------
market areas are highly competitive. The increasingly competitive environment is a result in part of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company may differ if circumstances affecting the nature or level of competition change.

Credit Quality.  A significant source of risk arises from the possibility that
--------------
losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could materially adversely affect the Company's results.

Other Risks.  From time to time, the Company details other risks with respect to
-----------
its business and/or financial results in its filings with the Commission.

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

     The Company acquired its second full-service branch office at 9647 Brighton Way, Beverly Hills, California, on April 30, 1984 and assumed the lease for 10 years. During 1998, the Company exercised its option to extend the lease, which otherwise would have expired January 31, 1999, and currently expires January 31,
2014.   The current lease calls for periodic rent adjustments every five years.

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

     All of the leased properties are suitable to the Company's needs and all of the leased areas were utilized in 1998.

Item 3. Legal Proceedings
-------------------------

     The Company and its subsidiaries from time to time a party to various legal actions arising in the ordinary course of business. Management believes that there is no proceeding, threatened or pending, against the Company which, if determined adversely, would have a material adverse effect on the business, financial position or results of operations of the Company or the Bank.

     A settlement between the Company and St. Paul Mercury Insurance Company, the Company and the Bank's director and officer liability insurance carrier, was finalized in December 1997. Pursuant to the settlement agreement, St. Paul reimbursed the Company $600,000 for certain non-recurring legal expenses in connection with the 1996 proxy contest and the litigation related thereto.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Company did not submit any matters to a vote of its stockholders during the fourth quarter of 1998.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

Market Information and Holders
------------------------------

     The Company sold its shares of Common Stock on a best-efforts basis commencing May 12, 1982, at $7.62 per share. The offering was completed in August 1982, and the stock was traded on NASDAQ until December 1991. The Company's Common Stock began trading on the American Stock Exchange on December 3, 1991 under the symbol "MDB." On January 19, 1993, the Company completed a private offering of 341,775 shares of common stock at a price of $12.62 per share; 326,550 shares were purchased as of December 31, 1992. On June 23, 1995, the Company declared a 5% stock dividend which was paid on July 19, 1995. On May 14, 1996, the Company declared a 5% stock dividend which was paid on June 21, 1996. As of December 31, 1998, the Bancorp estimated there were approximately 690 registered shareholders.

     The following table sets forth the range of stock price for the Bancorp's common stock for each of the quarters in the two years ended December 31, 1998, adjusted for the 5% stock dividends mentioned above:

      Quarter                             High                          Low
      -------                             ----                          ---
1st Quarter 1997                          12.63                         10.13
2nd Quarter 1997                          12.00                         11.50
3rd Quarter 1997                          16.75                         13.25
4th Quarter 1997                          16.00                         14.38
1st Quarter 1998                          19.38                         14.38
2nd Quarter 1998                          21.69                         17.88
3rd Quarter 1998                          20.13                         13.81
4th Quarter 1998                          17.75                         13.63


     The foregoing reflects information available to the Company and does not necessarily include all trades in the Company's stock during the relevant period. According to information available to the Company, the closing price of the Company's common stock on December 31, 1998, was $17.50.

Dividends
---------

     On May 31, 1998 and December 10, 1998, the Board of Directors of Bancorp paid cash dividends of $0.05 per share to stockholders of record on May 13, 1998 and November 15, 1998, respectively.

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

Item 6.  Selected Consolidated Financial Data
---------------------------------------------

     The following table presents selected consolidated financial data for the Company at or for the five years ended December 31, 1998. The information below is qualified in its entirety by the detailed information and financial statements of the Company included elsewhere herein or incorporated by reference and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                       At or For the Year Ended December 31,
                                                       1998            1997            1996             1995            1994
                                                       ----            ----            ----             ----            ----
Statement of Operations Data:                                      (Dollars in thousands, except per share data)
  Interest income                                    $ 16,948        $ 16,709        $ 17,650         $ 20,903        $ 17,799
  Interest expense                                      3,630           3,826           4,850            6,539           4,180
  Net interest income                                  13,318          12,883          12,800           14,364          13,619
  Provision for loan losses                               406             180           4,136            1,539             703
  Net gain (loss) on sale of securities
    available-for-sale                                     (6)              -             (71)           1,018            (213)
  Other noninterest income                              1,741           1,793           1,515            1,435           1,524
  Noninterest expense                                  12,227          12,125          15,545           12,090          12,093
  Income tax provision (benefit)                          990             892          (1,712)           1,182             881
  Net earnings (loss)                                   1,432           1,479          (3,725)           2,006           1,253
Per Share Data:
  Basic earnings (loss) per share                    $   0.81        $   1.10        $  (2.78)        $   1.57        $   1.00
  Diluted earnings (loss) per share                      0.74            0.97           (2.78)            1.28            0.82
  Book value per share                                  12.68           11.69           10.47            13.69           12.37
Balance Sheet Data:
  Total assets                                       $259,701        $253,828        $264,287         $322,165        $315,005
  Total loans                                         117,912         105,857          93,133          100,085         103,745
  Securities held-to-maturity                          24,081          34,661          41,433           48,086         120,304
  Securities available-for-sale                        80,891          53,135          54,907           81,951          47,434
  Total deposits                                      230,581         229,464         241,277          297,466         293,631
  Shareholders' equity                                 25,321          15,863          14,042           17,508          15,432
Performance and Leverage Ratios:
  Return on average assets                               0.57%           0.61%          (1.38%)           0.64%           0.43%
  Return on average equity                               6.41            9.48          (23.89)           12.40            8.78
  Average equity to average assets                       8.93            6.45            5.78             5.14            5.27
  Net interest margin/1/                                 6.02            6.04            5.38             5.07            5.19
  Efficiency ratio/2/                                   81.22           82.62          109.13            71.89           81.00
Asset Quality Ratios:/3/
  Nonperforming loans to total loans                     1.15%           0.83%           1.63%            4.18%           2.57%
  Nonperforming assets:
    to total loans                                       1.38            1.09            1.93             4.27            2.67
    to total loans and OREO                              1.38            1.08            1.92             4.26            2.67
    to total assets                                      0.63            0.45            0.68             1.32            0.88
  Allowance for loan losses:
    to total loans                                       1.87            1.70            2.42             1.07            0.95
    to nonperforming loans                             161.88          205.47          148.13            25.64           36.91
    to nonperforming assets                            134.89          156.83          125.66            25.11           35.50
  Net charge-offs to average total loans                 0.01            0.65            3.04             1.45            0.69

/1/Ratio of net interest income to average interest-earning assets. /2/Efficiency ratio equals operating expense divided by net interest income and other operating income.
/3/Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview

     Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends relating to the financial condition, results of operations, and liquidity of the Company. The following presentation is prepared as of the dates and for the periods indicated. This discussion should be read in conjunction with "Selected Consolidated Financial Data," the Company's Consolidated Financial Statements and the accompanying Notes included elsewhere herein.

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

     The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan portfolio, securities and other earning assets, and its cost of funds, consisting of interest paid on its deposits and borrowings. The Company's operating results are also impacted by provisions for loan losses, and to a lesser extent service charges on deposit accounts and other noninterest income. In addition, the Company's operating expenses principally consist of salaries, wages and employee benefits, occupancy expenses, professional services and other general noninterest expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates and actions of regulatory authorities.

     The Company recorded net earnings of $1,432,000, or $0.74 diluted earnings per share, for the year ended December 31, 1998, compared with net earnings of $1,479,000, or $0.97 diluted earnings per share for the year ended December 31, 1997. For the year ended December 31, 1996, the Company recorded a net loss of $3,725,000 or $2.78 diluted loss per share. Return on average assets for the periods ended December 31, 1998, 1997 and 1996 were 0.57%, 0.61% and (1.38)%, respectively. Return on average equity for the period ended December 31, 1998 was 6.41% as compared to 9.48% and (23.89)% for the same respective periods in 1997 and 1996.

     The Company experienced an increase in gross loans of $12,055,000, or 11.4% to $117,912,000 at December 31, 1998 compared to $105,857,000 at December 31,
1997. In addition, investments in securities increased $17,176,000, or 20.0% to $104,972,000 at December 31, 1998 compared to $87,796,000 at December 31, 1997.
The increase in securities and gross loans were funded primarily with cash and cash equivalents. Total cash and cash equivalents declined to $31,965,000 at December 31, 1998 or 41.2% from $54,340,000 at December 31, 1997. Total deposits remained relatively unchanged at $230,581,000 at December 31, 1998 compared to $229,464,000 at December 31, 1997.

     At December 31, 1998, nonaccrual loans totaled $1,359,000, or 1.15%, of total loans as compared with $877,000 or 0.83% of total loans at December 31, 1997. Net charge-offs decreased to $8,000 or 0.01% of average outstanding loans of $103,718,000 in 1998, as compared with $631,000 or 0.65% of average loans of $97,197,000 in 1997.

Results of Operations

Net Income (Loss)
-----------------

     The Company recorded net income of $1,432,000 or $0.81 basic earnings per share and $0.74 diluted earnings per share, for the year ended December 31, 1998. For the year ended December 31, 1997, net earnings for the Company were $1,479,000 or $1.10 basic earnings per share and $0.97 diluted earnings per share. The decrease in net income for the period ended December 31, 1998, as compared to 1997 is primarily the result a provision for loan losses during the fourth quarter of 1998. Included in pretax income in 1997 is $600,000 which the Company received in a settlement with its insurance carrier in connection with a 1996 proxy contest and the litigation related thereto. Net income for the period ended December 31, 1998 and 1997 compare to a net loss of $3,725,000, or $2.78 basic and diluted loss per share for the year ended December 31, 1996.

     Net income for the period ended December 31, 1998 as compared to the same period in 1997 and 1996, excluding the provision for loan losses in 1998, was positively impacted by an increase in interest income on loans due to growth of the loan portfolio, lower interest expenses associated with the convertible notes and continued implementation of the Company's cost containment program.


Net Interest Income
-------------------

A significant component of the Company's operations is net interest income, which is the difference between interest and fees received on earning assets and interest paid on deposits and other sources of funds. Net interest income, when expressed as a percentage of average total interest earning assets, is referred to as the net interest margin. The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on deposits and other borrowed funds. Approximately 86% of the Bank's loan portfolio adjusts with the prime rate.

Analysis of Net Interest Income
-------------------------------

     The following table presents the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three years ended December 31, 1998.

                                                                                       Year Ended December 31,
                                                ----------------------------------------------------------------------------------
                                                   1998                               1997                               1996
                                                -----------                        -----------                        -----------
                                                  Average     Yield/                 Average     Yield/                 Average
(in thousands)                                  Balance (2)    Rate     Interest   Balance (2)    Rate     Interest   Balance (2)
                                                -----------   -------   --------   -----------   -------   --------   -----------

Assets
Interest-earning assets:
   Securities                                     $ 83,600      5.85%    $ 4,890     $ 94,084      6.20%    $ 5,834     $119,819
   Loans/(1)/                                      103,718      9.90      10,265       97,197      9.97       9,686       97,147
   Federal funds sold                               33,161      5.35       1,773       21,510      5.39       1,160       20,020
   Interest-earning deposits - banks                   634      3.15          20          463      6.26          29          992
                                                  --------               -------     --------               -------     --------
        Total interest-earning assets              221,114      7.66      16,948      213,254      7.84      16,709      237,978
                                                  --------               -------     --------               -------     --------
Deferred loan fees                                    (107)                              (170)                               (87)
Allowance for loan losses                           (1,858)                            (2,157)                            (2,260)
Nonearning assets:
   Cash and due from banks                          23,390                             22,264                             24,318
   Premises and equipment                            1,531                              1,658                              1,741
   Accrued interest receivable                       1,188                              1,152                              1,320
   Other assets                                      4,859                              5,951                              6,810
                                                  --------                           --------                           --------
        Total assets                              $250,116                           $241,952                           $269,820
                                                  ========                           ========                           ========

Liabilities and shareholders' equity
Interest-bearing liabilities:
   Interest-bearing deposits                      $ 14,325      0.94%    $   134     $ 12,887      0.84%    $   108     $ 13,247
   Savings and money market deposits                84,273      2.14       1,800       94,755      1.92       1,821       98,363
   Time deposits                                    30,993      4.65       1,440       29,377      4.79       1,408       49,065
   Convertible notes                                 3,051      8.29         253        5,572      8.49         473        5,612
   Repurchase agreements                                54      5.56           3          274      5.84          16        3,422
                                                  --------               -------     --------               -------     --------
        Total interest-bearing liabilities         132,696      2.74       3,630      142,865      2.68       3,826      169,709
                                                  --------               -------     --------               -------     --------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits              93,306                             81,379                             81,869
   Other liabilities                                 1,779                              2,113                              2,653
   Shareholders' equity                             22,335                             15,595                             15,589
                                                  --------                           --------                           --------
        Total liabilities and shareholders'       $250,116                           $241,952                           $269,820
         equity                                   ========                           ========                           ========

Interest income as a percentage of average
   earning assets                                               7.66%                              7.84%
Interest expense as a percentage of average
   interest-bearing liabilities                                 2.74                               2.68
Net interest margin and income (3)                              6.02     $13,318                   6.04     $12,883
                                                                         =======                            =======




                                                    Yield/
(in thousands)                                       Rate     Interest
                                                    -------   --------

Assets
Interest-earning assets:
   Securities                                         6.29%    $ 7,541
   Loans/(1)/                                         9.30       9,030
   Federal funds sold                                 5.27       1,056
   Interest-earning deposits - banks                  2.32          23
                                                               -------
        Total interest-earning assets                 7.42      17,650
                                                               -------
Deferred loan fees
Allowance for loan losses
Nonearning assets:
   Cash and due from banks
   Premises and equipment
   Accrued interest receivable
   Other assets

        Total assets


Liabilities and shareholders' equity
Interest-bearing liabilities:
   Interest-bearing deposits                          0.72%    $    96
   Savings and money market deposits                  1.72       1,693
   Time deposits                                      4.89       2,399
   Convertible notes                                  8.50         477
   Repurchase agreements                              5.41         185
                                                               -------
        Total interest-bearing liabilities            2.86       4,850
                                                               -------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits
   Other liabilities
   Shareholders' equity

        Total liabilities and shareholders'
         equity

Interest income as a percentage of average
   earning assets                                     7.42%
Interest expense as a percentage of average
   interest-bearing liabilities                       2.86
Net interest margin and income (3)                    5.38     $12,800
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

     Net interest income before provision for loan losses for the year ended December 31, 1998 was $13,318,000 an increase of $436,000 or 3.4% from December 31, 1997. The increase in net interest income is primarily the result of a 3.7% or $7,860,000 increase in average interest-earnings assets, offset by a decrease in the yield on average interest-earnings assets which declined to 7.66% for the period ended December 31, 1998 from 7.84% for the same period in 1997.
Further, net interest income was positively impacted by a $10,169,000 or 7.1% decrease in average interest-bearing liabilities outstanding during the period ended December 31, 1998 as compared to the same period in 1997.

     Net interest income before provision for loan losses for the year ended December 31, 1997 was $12,883,000 and $12,800,000 at December 31, 1996. In 1997
net interest margin was impacted by a decline in average interest-earning assets, which declined $24,724,000 or 10.4%, from $237,978,000 at December 31, 1996 to $213,254,000 at December 31, 1997. In addition, the yield on average interest-earning assets increased 42 basis points to 7.84% from 7.42% at December 31, 1997 and 1996, respectively. The primary decline in average interest-earning assets in 1997 was in average securities, which declined $25,735,000 from December 31, 1996 to December 31, 1997.


Analysis of Changes in Net Interest Income
------------------------------------------

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


                                                         1998 Compared  With 1997              1997 Compared With 1996
                                                        --------------------------            -------------------------
(in thousands)                                      Volume         Rate         Total        Volume      Rate       Total
                                                    ------         ----         -----        ------      ----       -----

Increase (decrease) in interest income:
     Securities                                          $(626)    $(318)          $(944)    $(1,598)    $(109)    $(1,707)
     Loans                                                 646       (67)            579           5       651         656
     Federal funds sold                                    623       (10)            613          80        24         104
     Interest-bearing deposits - banks                       9       (18)             (9)        (17)       23           6
                                                         -----     -----           -----     -------     -----     -------
                                                           652      (413)            239      (1,530)      589        (941)

Increase (decrease) in interest expense:
     Interest-bearing demand deposits                       13        13              26          (3)       15          12
     Savings and money market deposits                    (212)      191             (21)        (64)      192         128
     Time deposits                                          78       (46)             32        (945)      (46)       (991)
     Convertible notes                                    (209)      (11)           (220)         (3)       (1)         (4)
     Repurchase agreements                                 (12)       (1)            (13)       (183)       14        (169)
                                                         -----     -----           -----     -------     -----     -------
                                                          (342)      146            (196)     (1,197)      173      (1,024)
                                                         -----     -----           -----     -------     -----     -------

Increase (decrease) in net interest income               $ 994     $(559)          $ 435     $  (333)    $ 416     $    83
                                                         =====     =====           =====     =======     =====     =======

     Interest income for the period ended December 31, 1998 was $16,948,000 compared to $16,709,000 for the same period in 1997 and $17,650,000 for the same period in 1996. The $239,000 increase in interest income from 1997 to 1998 is primarily the result of increases in the average volume of interest-earning assets outstanding for the period presented. In particular, interest income on loans and federal funds sold increased $579,000 and $613,000, respectively for the period ended December 31, 1998 as compared to the same period in 1997. This increase was offset by declines in interest income on securities and to a lessor extent interest income on interest-bearing deposits. Interest income on securities decreased $944,000 for the period ended December 31, 1998 as compared to the same period in 1997, principally as a result of lower volume outstanding in 1998 as compared to 1997. During the period ending December

31, 1998, maturities in the securities portfolio as well as sales of securities during the year, were used to fund the growth in the Company's loan portfolio. The $941,000 decrease in interest income for the period ended December 31, 1997 as compared to the same period in 1996, is primarily the result of a 21.5% decrease in average securities outstanding during 1997 as compared to 1996. This decrease was positively impacted by a 67 basis point increase in interest earned on loans for the period ended December 31, 1997 as compared to the same period in 1996.

     Interest expense for the period ended December 31, 1998 was $3,630,000 compared to $3,826,000 for the same period in 1997 and $4,850,000 for the same period in 1996. The $196,000 decrease in interest expense from 1997 to 1998 was primarily the result of a 46.5% decrease in interest expenses on convertible notes. Convertible note interest declined as a result of approximately $4.3 million of the notes being converted into common stock of the company during the period ended December 31, 1998. The $1,024,000 decrease in interest expenses from 1996 to 1997 is primarily related to $991,000 decrease in interest expenses on time deposits, for the period ended December 31, 1997 as compared to the same period in 1996. For the period ended December 31, 1996, the growth in the securities portfolio was funded with higher cost time deposits. Securities were sold during 1996 to reflect the decreased deposit base as well as the restructuring of the investment securities portfolio.

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

     Provision for Loan Losses

     The provision for loan losses is determined by management based upon the Company's loan loss experience, the performance of loans in the Company's portfolio, the quality of loans in the Company's portfolio, evaluation of collateral for such loans, the economic conditions affecting collectibility of loans, the prospects and financial condition of the respective borrowers or guarantors and such other factors which in management's judgment deserve recognition in the estimation of probable loan losses. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses.

     The provision for loan losses for 1998 was $406,000, $180,000 for 1997 and $4,136,000 for 1996. The increase in the provision for loan losses in 1998 as compared to 1997 is in response to growth in the loan portfolio and increases in nonperforming loans in the fourth quarter of 1998. The decrease in the provision for loan losses in 1997 as compared to 1996, was a result of an overall improvement in the loan portfolio as a result of improved credit administration practices. Net charge-offs to average outstanding loans decreased to 0.01% for 1998, 0.65% in 1997 from 3.04% in 1996. The allowance for loan losses was 1.86% of total loans as of December 31, 1998, compared to 1.70% and 2.42% of total loans as of December 31, 1997 and December 31, 1996, respectively. See "Allowance for Loan Losses" for further information on net charge-offs.

     Other Operating Income

          The following table sets forth information by category of other operating income for the three years ended December 31, 1998, 1997 and 1996:

                                                                          1998          1997         1996

         Net losses on sale of securities available-for-sale           $   (5,640)   $        -   $  (71,309)
         Merchant discount                                                207,572       272,763      224,745
         Mortgage brokering fees                                          162,811       105,660      117,275
         Service charges on deposits                                      918,354       791,247      668,855
         Other income                                                     452,043       622,964      504,213
                                                                       ----------    ----------   ----------

             Total other operating income:                             $1,735,140    $1,792,634   $1,443,779


     Mortgage brokering fees increased to $162,811 or 54.1% for the period ended December 31, 1998, as compared to $105,660 for the same period in 1997 and 38.8% over the $117,275 recorded for the period ended December 31, 1996. The increase in mortgage brokering fees reflects the Banks emphasis on increasing the fees it generates from providing a mortgage brokering service to its customers. In addition, the Company continues to benefit from increases in service charges on deposit accounts. Service charges on deposits increased to $918,354 for the period ended December 31, 1998, from $791,247 and $668,855 for the same twelve month periods ended December 31, 1997 and 1996, respectively.

     Other Operating Expenses

     For the year ended December 31, 1998, other operating expenses were $12,227,000, compared to $12,125,000 and $15,545,000 for the period ended
December 31, 1997 and 1996, respectively. The 1997 operating expenses include a one time recovery of $600,000 received in a settlement with the Company's insurance carrier in connection with a 1996 proxy contest, and the litigation related thereto. The increase in other operating expenses in 1996 as compared to 1997 was due primarily to the recognition of approximately $2,579,000 in nonrecurring legal expenses, settlement costs associated with the proxy contest and related litigation, certain other nonrecurring costs associated with a management restructuring and other one time expenses related to prior benefits. The ratios of operating expenses to average assets for 1998, 1997 and 1996 were 4.89%, 5.01% and 5.76%, respectively.

     The following table summarizes changes in other operating expenses for the years ended December 31, 1998, 1997 and 1996.

                                                                                          Increase (Decrease)
(in thousands)                                         1998       1997        1996      1998/1997     1997/1996
                                                     --------   ---------   --------   -----------   -----------

Salaries and employee benefits                        $ 5,987    $ 5,804     $ 5,945   $      183    $     (141)
Occupancy                                               1,439      1,481       1,386          (42)           95
Legal fees, net of legal settlement                       395       (106)      2,754          501        (2,860)
Furniture and equipment                                   811        829         697          (18)          132
Professional services                                   1,146      1,346         930         (200)          416
Strategic planning and investor relations                 148        375           -         (227)          375
FDIC assessment                                            25         27           1           (2)           26
Office supplies                                           237        227         288           10           (61)
Other assessments                                         190        225         299          (35)          (74)
Telephone                                                 288        273         271           15             2
Audit, accounting and examinations                        189        132         201           57           (69)
Postage                                                   160        150         154           10            (4)
Messenger service                                          34         71         178          (37)         (107)
Imprinted checks                                           43         91         138          (48)          (47)
Donations                                                  94        101         135           (7)          (34)
Meetings and business development                         191        163         126           28            37
Severance payments and accruals                             -          -       1,006            -        (1,006)
Other                                                     850        936       1,036          (86)         (100)
                                                      -------    -------     -------   ----------    ----------
          Total other operating expenses              $12,227    $12,125     $15,545   $      102    $   (3,420)
                                                      =======    =======     =======   ==========    ==========

     Operating expenses in 1998 as compared to 1997, increased $102,000 or 0.84%. Excluding a nonrecurring legal settlement of $600,000 received in December 1997, operating expenses in 1998 actually decreased $498,000 or 3.9%. The decrease in 1998, is primarily the result of lower costs associated with professional services and strategic planning and investor relation expenses. The increase in operating expenses in 1996 was primarily the result of the expenses incurred in connection with a contested election of directors at the 1996 Annual Shareholders Meeting and related litigation, including legal fees in the amount of $1,404,000, proxy solicitation costs of $58,000, and printing costs of $111,000. As part of the Settlement Agreement, proxy costs incurred by the Shareholders Protective Committee were reimbursed by the Company. In December 1997, Bancorp and Bank received a settlement of $600,000 for reimbursement of a portion of these fees from St. Paul Mercury Insurance Company. Management changes related to the settlement, including payments to Mr. Kovner, the former Chairman, Chief Executive Officer and President of the Company and the Bank, resulted in severance payments of $1,006,000.

     Excluding these nonrecurring expenses of approximately $2,579,000, other operating expenses in 1996 were $841,000 greater than other operating expenses in 1997. Substantially, most of the decline in 1997 was in the area of legal fees, which were improved due to receipt of an insurance settlement regarding certain non-recurring legal expenses.

     The Company and the Bank entered into a Consulting Agreement dated August 12, 1996 with Network Health Financial Services, Inc. ("NHFS"), a California corporation for which Melinda McIntyre-Kolpin serves as Chief Executive Officer. Pursuant to the Consulting Agreement, Ms. McIntyre serves as President and Chief Executive Officer of the Bank and NHFS provides consulting services to the Company and the Bank with respect to personnel matters, operational procedures and client development and retention. NHFS is paid its actual costs incurred in the performance of its duties under the Consulting Agreement (including hourly rates for certain specified NHFS personnel while they are performing consulting services), plus an additional 25% of such costs. In addition, the Company and Bank pay flat monthly rates for the services of Ms. McIntyre-Kolpin and Patti Derry. During 1998, the Company and the Bank paid NHFS the amount of $693,257 pursuant to the Consulting Agreement. Either party may terminate the Consulting Agreement by giving 30 day notice to the other party. The Company is also exploring a strategic alliance with NHFS to integrate with the Company's growth strategy.

Income Taxes

     The Company recorded an income tax provision (benefit) of $990,000, $892,000 and $(1,712,000) in 1998, 1997 and 1996 respectively. The effective tax rate in these years were 40.9%, 37.6% and 31.5%. For further information, see Note 7 of Notes to Consolidated Financial Statements.

Financial Condition
-------------------

Distribution of Assets, Liabilities, and Shareholders' Equity
-------------------------------------------------------------

     The following table sets forth the Company's consolidated average balances of each principal category of assets, liabilities and shareholders' equity and the percentage distribution of these items for each of the past two fiscal years (dollars in thousands).

                                                                         1998                         1997
                                                                       --------                     --------
                                                                  Average      Percent         Average    Percent
ASSETS:                                                           Balance      of Total        Balance    of Total
-------

Cash and due from banks                                         $ 24,024          9.60%        $ 22,727      9.39%
Federal funds sold                                                33,161          13.26          21,510       8.89
Securities available-for-sale                                     54,228          21.68          55,681      23.01
Securities held-to-maturity                                       29,372          11.74          38,403      15.87
Loans, net of allowance for loan losses                          101,753          40.68          94,870      39.21
Premises and equipment, net                                        1,531           0.61           1,658       0.69
Accrued interest receivable and other assets                       6,047           2.43           7,103       2.94
                                                         ---------------------------------------------------------

            Total assets                                        $250,116         100.00%       $241,952    100.00%
                                                         =========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Deposits:
  Demand, noninterest-bearing                                   $ 93,306         37.34%        $ 81,379     33.63%
  Demand, interest-bearing                                        14,325           5.73          12,887       5.33
  Savings and money market                                        84,273          33.69          94,755      39.16
  Time deposits                                                   30,993          12.39          29,377      12.14
Convertible notes                                                  3,051           1.22           5,572       2.31
Repurchase agreements                                                 54           0.03             274       0.11
Accrued interest payable and other liabilities                     1,779           0.71           2,113       0.87
                                                         ---------------------------------------------------------
      Total liabilities                                          227,781          91.07         226,357      93.55
Shareholders' equity                                              22,335           8.93          15,595       6.45
                                                         ---------------------------------------------------------

    Total liabilities and shareholders' equity                  $250,116         100.00%       $241,952    100.00%
                                                         =========================================================

     The Company's total average assets increased to $250,116,000 or 3.4% at December 31, 1998, from $241,952,000 at December 31, 1997. The Company's ratio of average interest-earning assets to average assets was 88.40% at December 31, 1998 as compared to 88.13% at December 31, 1997. The increase in total average assets primarily occurred in the loan portfolio. Average loans outstanding for the period ending December 31, 1998 increased to $103,718,000 or 6.71% from $97,197,000 for the same period in 1997. The Company continued to benefit from increase loan demand as a result of its marketing efforts in 1998. In addition, average shareholders' equity increased 43.22% to $22,335,000 at December 31, 1998 from $15,595,000 for the same period in 1997. The increase in shareholders' equity is the result of 304,628 shares of stock options exercised which resulted in $3,794,363 in cash and approximately $3.8 million of notes converted into common stock, during the twelve month period ended December 31, 1998.

Securities

     The average yield on the Company's securities was 5.85% in 1998 compared with 6.20% in 1997 and 6.29% in 1996. The decrease in average for the periods presented in primarily related to the effect of the Company restructuring the securities portfolio, in order to better meet the Company's interest rate risk goals and continued liquidity needs.

The following table sets forth the carrying value of securities available-for-sale at the dates indicated.

                                                                             December 31,
                                                            ----------------------------------------------
(in thousands)                                                  1998            1997             1996
                                                                ----            ----             ----
U.S. Government securities                                   $     -          $ 2,004          $     -
U.S. Government agency and
   mortgage-backed securities                                 68,126           34,740           35,786
Small Business Administration securities                         852            1,292            1,742
Municipal securities                                           2,546                -                -
Federal reserve bank stock                                       439              439              439
Collateralized mortgage obligations                            8,928           14,660           16,940
                                                             -------          -------          -------
        Total                                                $80,891          $53,135          $54,907
                                                             =======          =======          =======

          The following table sets forth the maturities of securities available-for-sale at December 31, 1998 and the weighted average yields of such securities. Borrowers may have the right to prepay obligations with or without prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized below. Collateralized mortgage obligations often have stated maturities of over ten years but are subject to prepayments which accelerate actual maturities. See Notes 1 and 3 of Notes to Consolidated Financial Statements for further information about the available-for-sale portfolio.

                                                                                   Maturing
                                  --------------------------------------------------------------------------------------------------

                                                      After One             After Five
                                   Within              Through               Through              After
                                  One Year            Five Years            Ten Years           Ten Years             Total
(in thousands)                     Amount    Yield      Amount     Yield      Amount    Yield    Amount     Yield    Amount    Yield

                                  --------   ------   ----------   ------   ----------  ------  ---------   ------   -------   -----
Securities Available-for-Sale:
U.S. Government agency and

   mortgage-backed securities       $3,019    5.77%    $    -       -%      $ 9,761      6.09%    $55,346    6.06%   $68,126   5.97%

Small Business Administration
   securities                            -       -          -       -           154      6.00         698    6.22        852   6.28

Municipal securities                     -       -          -       -         1,290      4.17       1,256    4.37      2,546   4.27

Federal reserve bank stock               -       -          -       -             -         -         439    6.00        439   6.00

Collateralized mortgage
    obligations                     $    -       -          -       -             -         -     $ 8,928    5.79    $ 8,928   5.79
                                  --------   -----     ------    ----       -------      ----     -------    ----    -------   ----
Total                               $3,019    5.77%    $    -       -%      $11,205      5.42%    $66,667    5.61%   $80,891   5.58%
                                  ========             ======               =======               =======            =======

The following table sets forth the amortized cost of securities held-to-maturity at the dates indicated.


                                                                                     December 31,
                                                          -------------------------------------------------------------------
(in thousands)                                                 1998                      1997                      1996
                                                               ----                      ----                      ----
U.S. Government securities                                       $ 3,043                   $ 3,054                  $ 3,064
U.S. Government Agency securities                                  2,250                     3,189                    3,250
U.S. Government Agency
   mortgage-backed securities                                     18,788                    28,857                   35,119
Collateralized mortgage obligations                                    -                         -                        -
                                                                 -------                   -------                  -------
        Total                                                    $24,081                   $35,100                  $41,872
                                                                 =======                   =======                  =======

     The following table sets forth the maturities of securities held-to-maturity at December 31, 1998 and the weighted average yields of such securities. Borrowers may have the right to prepay obligations with or without call or prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized below. Mortgage-backed securities generally have stated maturities of over ten years but are subject to likely and substantial prepayments which effectively accelerate actual maturities. See Notes 1 and 3 of Notes to Consolidated Financial Statements for further information about the held-to-maturity portfolio.

                                                                           Maturing
                                    -------------------------------------------------------------------------------------
                                                         After One              After Five
                                      Within              Through                Through                After
                                     One Year            Five Years             Ten Years             Ten Years
(in thousands)                        Amount    Yield      Amount      Yield      Amount     Yield     Amount     Yield
                                     --------   -----    ----------    -----    ----------   -----    ---------   -----
Securities Held-to-Maturity:

U.S. Government securities            $    -        -%      $3,043      6.20%     $      -       -%      $    -       -%
U.S. Government Agency securities          -        -        2,250      5.65             -       -            -       -
U.S. Government Agency
   mortgage-backed securities              -        -            -         -        13,077     6.16       5,711    6.08
                                     --------               ------                --------              -------
Total                                 $    -        -%      $5,293      5.93%      $13,077     6.16%     $5,711    6.08%
                                     ========               ======                ========              =======


                                         Total
(in thousands)                           Amount    Yield
                                        --------   -----
Securities Held-to-Maturity:

U.S. Government securities             $ 3,043    6.20%
U.S. Government Agency securities        2,250    5.65
U.S. Government Agency
   mortgage-backed securities           18,788    6.12
                                        -------
Total                                  $24,081    5.99%
                                       =======

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

The following table sets forth the amounts of loans outstanding by type of credit extension as of the dates indicated.

                                                                            December 31,
                                ---------------------------------------------------------------------------------------------
(in thousands)                           1998               1997              1996              1995             1994
                                ---------------------------------------------------------------------------------------------

Commercial                             $ 93,952          $ 86,243           $73,577          $ 77,012          $ 83,239
Real estate secured commercial           11,698            10,512            10,079            13,241             8,863
                                       --------          --------           -------          --------          --------
     Subtotal                           105,650            96,755            83,656            90,253            92,102
Equity lines of credit                    5,931             6,288             6,202             6,070             7,195
Other lines of credit                     4,817             1,524             1,832             1,997             2,119
Installment                               1,482             1,253             1,375             1,625             2,072
Lease financing                              32                37                68               140               257
                                       --------          --------           -------          --------          --------
     Total loans                        117,912           105,857            93,133           100,085           103,745

Less:  allowance for loan losses         (2,200)           (1,802)           (2,253)           (1,070)             (983)
Less:  deferred loan fees, net             (193)             (155)             (121)              (71)              (82)
                                       --------          --------           -------          --------          --------
     Net loans                         $115,519          $103,900           $90,759          $ 98,944          $102,680
                                       ========          ========           =======          ========          ========

Fixed rate                             $ 16,784    14%   $  6,935     7%    $ 7,075     8%   $ 11,240    11%   $  7,756     7%
Variable rate                           101,128    86%     98,922    93%     86,058    92%     88,845    89%     95,989    93%
                                       --------          --------           -------          --------          --------
     Total loans                       $117,912          $105,857           $93,133          $100,085          $103,745
                                       ========          ========           =======          ========          ========

     There was no category of loans exceeding 10% of total loans which was not otherwise disclosed as a distinct line item in the above table. Commercial loans represent extensions to a wide array of individuals, companies, both within and outside of the Company's market area. In addition, there were no construction loans outstanding at December 31, 1998 or 1997.

     The Company generally underwrites loans on the basis of adequate cash flow, historical, current and as appropriate pro forma, and looks to supporting collateral as a secondary source of repayment in most extensions. In the opinion of management, the Company's loan policies conform with applicable regulatory lending standards.

     Commercial Loans and Real Estate Secured Commercial Loans

     At December 31, 1998 the Company's commercial and real estate secured commercial loans totaled $105,650,000 or 90% of total loans compared to
$96,755,000 or 91% of total loans at December 31, 1997.   Total real estate
secured commercial loans were $11,698,000 at December 31, 1998 and $10,512,000 at December 31, 1997. Commercial and real estate secured commercial loans consist primarily of short- to medium-term financing for small- to medium-sized health care-related companies and professionals located in Southern California. The commercial and real estate secured commercial loans are primarily concentrated in the same sectors of the medical community as the Company's deposit base is drawn from and consists of sole medical practitioners, small groups practices, large single-specialty groups, multi-specialty medical groups and other outpatient health care service companies. Real estate transactions are underwritten with cash flow adequacy and diversity as the primary underwriting criteria. Although collateral offered provides adequate secondary support, the underwriting additionally considers other assets/net worth available to support repayment. Approximately 80% of total loans at December 31, 1998 were commercial loans which were unsecured or collateralized by various business and personal property assets, including equipment, accounts receivable contracts, and proceeds thereof, including capitation payments. As a matter of policy, the Company's commercial loan borrowers are required to submit financial statements and other financial data (for example, accounts receivable agings and enrollment summaries) on a periodic basis, in conformity with loan policies and procedures and regulatory guidelines, to loan officers for their review in monitoring the financial position and cash flows trends of borrowers. Under this policy, management generally places a higher level of scrutiny on borrowers failing to submit the required financial information. Senior lending officers review delinquency reports, overdrafts, borrowers' payment histories and periodic financial data to monitor creditworthiness and identify potential problem loans. Loan to value ratios on commercial loans secured by real estate generally range from approximately 30% to 80% at origination. The Company's real estate secured commercial loans are repaid typically through cash flows from the borrowers' business with shorter term maturities (three to five years) and amortizations usually no longer than 20 years and are not classified by the Company as real estate-mortgage loans.

     Equity Lines of Credit

     At December 31, 1998 and 1997, equity lines of credit aggregated approximately $5,931,000 or 5% of total loans, and $6,288,000 or 6% of total loans, respectively. Loan-to-appraised value ratios at the loan origination date generally do not exceed 85% and all such loans have variable rate structures. A majority of these lines of credit are secured by junior trust deeds on residential real estate and require monthly principal payments. Equity lines generally have a five year maturity and are subject to an annual review of the financial condition of the borrower.

     Other Lines of Credit

     At December 31, 1998 and 1997, other lines of credit aggregated approximately $4,817,000 or 4% of total loans, and $1,524,000 or 1% of total loans, respectively. Other lines of credit are generally unsecured and include overdraft protection facilities and revolving lines of credit. Overdraft lines are attached to checking accounts to cover short-term shortfalls in cash flow.

     Installment Loans

     At December 31, 1998 and 1997, installment loans aggregated approximately $1,482,000 and $1,253,000, respectively. This loan category primarily includes automobile loans. Loan-to-appraised value ratios at the loan origination date range up to 100% for automobile installment loans with maturity and amortization generally up to 60 months.

     The following table shows the maturity distribution of the Company's loans outstanding at December 31, 1998, and is based on the remaining scheduled repayments of principal, as due within the periods indicated.

                                                                   After One                    After
                                         Through                    through                      Five
(in thousands)                           One Year                  Five Years                   Years                 Total
                              --------------------------------------------------------------------------------------------------

Commercial                             $54,068                    $38,301                     $1,583                    $ 93,952
Real estate commercial                   2,700                      6,757                      2,241                      11,698
Equity lines of credit                     614                      4,899                        418                       5,931
Other lines of credit                    3,846                        971                          -                       4,817
Installment                                114                      1,321                         47                       1,482
Lease financing                             32                          -                          -                          32
                                       -------                    -------                     ------                    --------
     Total                             $61,374                    $52,249                     $4,289                    $117,912
                                       =======                    =======                     ======                    ========

Fixed rate                             $ 9,094                    $ 6,359                     $1,280                    $ 16,784
Variable rate                           52,280                     45,890                      3,009                     101,128
                                       -------                    -------                     ------                    --------
    Total                              $61,374                    $52,249                     $4,289                    $117,912
                                       =======                    =======                     ======                    ========

     Loan Commitments

     In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit for working capital, tenant improvements, other term purposes and include standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional (principal) amount of those instruments. However, other than letters of credit, all such documents contain legal language that would allow the Company an ability for non-advance. Accordingly, loss potential is minimized for commitments extended under such document. At December 31, 1998 and 1997, the Company had commitments to extend credit of approximately $49,939,000 and $32,048,000, respectively, and obligations under standby letters of credit of approximately $6,517,000 and $6,832,000, respectively.

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

     Credit Risk Management and Asset Quality

     Management believes that the objective of sound credit policy is to extend loans to qualified customers while managing risks which could affect shareholders' returns. The loan committee, made up of outside members of the Board of Directors of the Bank and executive management, approve credit policy, review asset quality, and determine compliance to credit policy and procedure. Management periodically reviews loan quality and monitors the progress of watch list loans, some of which may require an action plan for rehabilitation or refinancing. In addition, credit underwriting guidelines are periodically reviewed and adjusted to reflect current economic conditions, industry practices and regulatory guidelines.

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

     The table below sets forth information about nonperforming assets, which included nonaccrual loans and other real estate owned ("OREO"), and accruing loans 90 days or more past due and certain ratios:

                                                                              December 31,
                                                          ----------------------------------------------------
(in thousands)                                              1998       1997       1996       1995       1994
                                                          --------   --------   --------   --------   --------
Nonperforming Assets:
Nonperforming loans                                        $1,359     $  877     $1,521     $4,173     $2,663
Other real estate owned (OREO)                                  -          -          -         90        106
Other repossessed assets                                      272        272        272          -          -
                                                           ------     ------     ------     ------     ------
     Total nonperforming assets                            $1,631     $1,149     $1,793     $4,263     $2,769
                                                           ======     ======     ======     ======     ======

Accruing loans 90 days or more past due                    $  100     $   17     $  507     $  632     $  964
                                                           ======     ======     ======     ======     ======

Nonperforming loans to total loans/(1)/                      1.15%      0.83%      1.63%      4.18%      2.57%
Nonperforming assets/(1)/
     to total loans                                          1.38       1.09       1.93       4.27       2.67
     to total loans, OREO and repossessed assets             1.38       1.08       1.92       4.26       2.67
     to total assets                                         0.63       0.45       0.68       1.32       0.88

/(1)/ Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due where the loan is well secured and in the process of collection.

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

     An evaluation of the overall quality of the portfolio is performed at least quarterly to determine the level of the allowance for loan losses. This evaluation takes into consideration the classification of loans and the application of loss estimates attributable to these classifications. The Company classifies loans as pass, watch, special mention, substandard, doubtful, or loss based on classification criteria believed by management to be consistent with the criteria applied by regulatory agencies and consistent with sound banking practices. These classifications and loss estimates take into consideration all sources of repayment, underlying collateral, the value of such collateral, current and anticipated economic conditions, trends, and uncertainties and the historical accuracy of specific reserves attached to loans with serious perceived weakness. Additionally, the Company utilizes "migration analysis" as another means to assist management in estimating the level of the allowance for loan losses. Migration analysis is a statistical method which examines historic charge-off and classification trends prior to charge-off to estimate potential losses inherent in the loan portfolio. The above processes provide management with a reasonable basis to estimate the risk both actual and inherent in the portfolio. In addition, the Company utilizes a comprehensive program that considers numerous variables, of which migrations is one, to determine the adequacy of the allowance for loan losses for reserves nonspecific to certain credits. This program is consistent with methodologies in Banking Circular 201. Amongst others, consideration is given to historical and current trends in past due loans, charged-off loans, nonaccruals, and the nature and mix of the loan portfolio; and local, regional, industry, and national economic trends in determining loan loss adequacy. Finally, credit administration, corresponding loan policies and procedures, and timely problem loan identification are integral to a sound determination of the allowance for loan losses. Based on information available at December 31, 1998, management was of the opinion that a $2,200,000 allowance for loan losses, which constitutes 1.87% of total loans, was adequate as an allowance against probable and estimable losses.

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

     The following tables provide a summary of the Company's allowance for loan losses and charge-off and recovery activity.

                                                                                December 31,
                                                    ---------------------------------------------------------------------
(in thousands)                                           1998             1997          1996         1995         1994
                                                    ---------------   -------------   ---------   ----------   ----------

Gross loans outstanding at end of period                  $117,912        $105,857     $93,133     $100,085     $103,745
Average loans outstanding                                  103,548          97,197      97,147      100,985      111,446

Net charge-offs to average loans                             0.01%           0.65%       3.04%        1.45%        0.69%
Allowance for loan losses:
     to total loans                                           1.87            1.70        2.42         1.07         0.95
     to nonperforming loans/(1)/                            161.88          205.47      148.13        25.64        36.91
     to nonperforming assets/(1)/                           134.89          156.83      125.66        25.11        35.50

/(1)/ Nonperforming loans and nonperforming assets do not include accruing loans
 90 days or more past due.

          The following table shows the historical allocation of the Company's allowance for loan losses and the percent of loans in each category to total loans at the dates indicated.

                                                                                  December 31,
                                     ---------------------------------------------------------------------------------------------
                                       1998                 1997                 1996                 1995                 1994
                                     Allowance            Allowance            Allowance            Allowance            Allowance
                                     for Loan     % of    for Loan     % of    for Loan     % of    for Loan     % of    for Loan
(in thousands)                        Losses     Loans     Losses     Loans     Losses     Loans     Losses     Loans     Losses
                                     ---------   ------   ---------   ------   ---------   ------   ---------   ------   ---------

Commercial                              $  878      80%      $  683      82%      $1,584      79%      $  711      77%       $ 587
Real estate secured  commercial             76      10%         104      10%         237      11           46      13           76
Equity lines of credit                      34       5%         111       6%         150       7          118       6          220
Other lines of credit                      335       4%          43       1%          24       2            7       2            7
Installment                                173       1%         177       1%           5       1            5       2            5
Lease financing                              -       -            -       -            -       -            -       -            1
Unallocated                                704       -          684       -          253       -          183       -           87
                                        ------     ---       ------     ---       ------     ---       ------     ---        -----
                                        $2,200     100%      $1,802     100%      $2,253     100%      $1,070     100%       $ 983
                                        ======     ===       ======     ===       ======     ===       ======     ===        =====

                                      December
                                      ---------
                                        1994

                                        % of
(in thousands)                         Loans
                                       ------

Commercial                                80%
Real estate secured  commercial            9
Equity lines of credit                     7
Other lines of credit                      2
Installment                                2
Lease financing                            -
Unallocated                                -
                                         ---
                                         100%
                                         ===


          The Company had approximately $1,836,000 in impaired loans as of December 31, 1998. The carrying value of impaired loans for which there is a related allowance for loan losses was $153,000, with the amount of specific allowance for loan losses allocated to these loans of $41,000. There were $1,683,000 in impaired loans for which there was no related specific allowance for loan losses. However, general allowance consistent with the level of allowance for similar loans with similar risk characteristics were maintained for impaired loans without specific allowance. The average recorded investment in impaired loans during 1998 was $1,131,085. Impaired loans at December 31, 1998 included $1,359,000 of nonaccrual loans.

          The Company had approximately $1,199,000 in impaired loans as of December 31, 1997. The carrying value of impaired loans for which there is a related allowance for loan losses was $234,000, with the amount of specific allowance for loan losses allocated to these loans of $80,000. However, a general allowance consistent with the level of allowance for similar loans with similar risk characteristics were maintained for impaired loans without specific allowance. There were $965,000 in impaired loans for which there was no related specific allowance for loan losses. The average recorded investment in impaired loans during 1997 was $1,342,000 and there was no income recorded utilizing either the cash basis or accrual basis method of accounting. Impaired loans at December 31, 1997, included $877,000 of nonaccrual loans.

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

                                                 1998                1997                1996
                                               ---------           ---------           ---------
                                                Average             Average             Average
(in thousands)                                  Balance    Rate     Balance    Rate     Balance    Rate
                                               ---------   -----   ---------   -----   ---------   -----

Noninterest-bearing transaction accounts        $ 93,306     -%     $ 81,379     -%     $ 81,869     -%
Interest-bearing transaction accounts             14,325   0.93       12,887   0.84       13,247   0.72
Savings and money market accounts                 84,273   2.14       94,755   1.92       98,363   1.72
                                                --------            --------            --------
                                                 191,904   1.96      107,642   1.79      111,610   1.60
                                                --------            --------            --------

Time deposits:
Less than $100,000                                 8,273   4.64        8,737   4.48        9,936   4.55
More than $100,000                                22,721   4.65       20,640   4.93       39,129   4.98
                                                --------            --------            --------
     Total time deposits                          30,994   4.64       29,377   4.79       49,065   4.89
                                                --------            --------            --------

            Total deposits                      $222,898   1.63%    $218,398   1.53%    $242,544   1.73%
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

          The table below sets forth the remaining maturities of time deposits of $100,000 or more at December 31, 1998:

(in thousands)                                   December 31, 1998
                                                 -----------------

Three months or less                                  $17,253
Over three through six months                           1,990
Over six through twelve months                          1,080
Over twelve months                                          -
                                                      -------
          Total                                       $20,323
                                                      =======


          In addition to the time deposits of $100,000 or more, a significant amount of the Company's deposits are in accounts with balances in excess of $100,000. At December 31, 1998, there were 493 such deposit accounts with balances totaling $153,427,000. These accounts are reviewed for purposes of monitoring the Company's liquidity. While increased volatility to the Company's deposit base may be present in this group of accounts, the investment management practices of the Company consider such potential volatility.

          The Company also uses repurchase agreements from time to time as an additional source of funds. On December 31, 1998 and 1997, there were no repurchase agreements outstanding.

          The following table sets forth certain information with respect to the Company's repurchase agreements for the periods indicated.

                                                                         Year Ended December 31,
                                                             -----------------------------------------------
(in thousands)                                                1998                1997                1996
                                                              ----                ----                ----

Maximum daily amount outstanding                              $5,000              $8,000             $17,929
Average amount outstanding                                        55                 274               3,422
Average interest rate                                          5.50%               5.77%               5.41%

          The Company had no repurchase agreements outstanding at December 31, 1998, 1997, or 1996, respectively.

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

          Although the Company and the Bank at December 31, 1998 were considered well capitalized and exceeded all applicable minimum capital requirements, the capital requirements of the federal banking regulators could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth. The Company completed a $5.75 million convertible note offering in May 1994. The interest rate is 7.21% to March 1999 at which time the rate resets at 150 basis points over the 5 year Constant Maturity Treasury Index. The conversion price of the notes is $12.6984 per share and is scheduled to mature in March 2004. Of the proceeds, $3.6 million was invested in First Professional Bank in order to increase the Bank's regulatory capital ratios and allow the Bank to grow, within the bounds of safety and soundness. $930,000 of the proceeds were used to retire the Company's remaining indebtedness as required by a stock repurchase agreement.

     The following table sets forth the minimum required federal capital ratios for a bank holding company and bank, and various federal regulatory capital ratios of the Bancorp and the Bank at December 31, 1998.

                                                                                                            To Be Well
                                                                                                        Capitalized Under
                                                                       For Capital                      Prompt Corrective
                                       Actual                       Adequacy Purposes                   Action Provisions
                             --------------------------      ------------------------------      ------------------------------
(in thousands)                 Amount         Ratio               Amount          Ratio               Amount          Ratio
                             -----------   ------------        ------------   -------------        ------------   -------------
Company
Leverage                         $25,592         9.59%              $10,677          4.00%              $13,346          5.00%
Tier 1 Risk-Based                 25,592         17.31                5,914           4.00                8,872           6.00
Total Risk-Based                  28,561         19.32               11,829           8.00               14,786          10.00

Bank
Leverage                         $22,297         8.37%              $10,661          4.00%              $13,326          5.00%
Tier 1 Risk-Based                 22,297         15.12                5,899           4.00                8,848           6.00
Total Risk-Based                  24,145         16.37               11,797           8.00               14,747          10.00

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

          The following table sets forth the distribution of the Company's interest rate sensitive assets and liabilities as of December 31, 1998. The table also sets forth the time period in which assets and liabilities will mature or reprice in accordance with their contractual terms. Mortgage-backed securities provide cash flows on a monthly basis; however, this analysis does not include prepayment assumptions. Prepayments assumptions are utilized in an interest rate simulation model which is routinely used by the Company in evaluating the impact of changes in interest rates on the Bank's net interest income.

                                                                           As of December 31, 1998
                                        -------------------------------------------------------------------------------------------
                                                                              After Three      After One
                                                              Next Day          Months           Year          After
                                                            through Three     through 12     through Five      Five
(in thousands)                              Immediately        Months           Months           Years         Years       Total
                                           -------------   ---------------   -------------   -------------   ---------   ---------

Loans/(1)/                                     $101,178          $  5,964         $ 3,130         $ 6,359    $  1,281     $117,912
Investment securities                               439               849               -           8,312      95,372      104,972
Federal funds sold                               10,400                 -               -               -           -       10,400
Due from banks                                      383                 -             190               -           -          573
                                               --------          --------         -------         -------    --------     --------
     Total interest-earning assets             $112,400          $  6,813         $ 3,320         $14,671    $ 96,653     $233,857
                                               ========          ========         =======         =======    ========     ========

Interest-bearing transaction
     accounts                                  $ 16,711                 -               -               -           -     $ 16,711
Savings accounts                                 75,501                 -               -               -           -       75,501
Time deposits                                         -            22,512           6,216             220           -       28,948
Convertible notes                                     -                 -               -               -       1,116        1,116
                                               --------          --------         -------         -------    --------     --------
     Total interest-bearing                    $ 92,212          $ 22,512         $ 6,216         $   220    $  1,116     $122,276
      liabilities                              ========          ========         =======         =======    ========     ========

Interest sensitive Gap                         $ 20,188          $(15,699)        $(2,896)        $14,451    $ 95,537
Effect of interest rate swaps                   (15,000)           15,000               -               -           -
                                               --------          --------         -------         -------    --------
Hedged Gap                                     $  5,188          $   (699)        $(2,896)        $14,451    $ 95,537
Hedged Gap as a percentage
     of earning assets                               5%              -10%            -87%             99%         99%
Cumulative hedged Gap                          $  5,188          $  4,489         $ 1,593         $16,044    $111,581
Cumulative hedged Gap as a
     percentage of earning assets                    5%               66%             48%            109%        115%

(1) Nonaccrual loans of $1,359,000 are included in average balances and rate calculations.

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

          The initial source of liquidity is the excess funds sold daily to other banks in the form of federal funds. In addition to cash and cash equivalents, the Company maintains a large percentage of its assets in investment securities. These securities include both securities available-for-sale and securities held-to-maturity. Securities available-for-sale can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs solely as collateral for reverse repurchase agreements. The Company had no reverse repurchase agreements on December 31, 1998 and 1997. As evidence of the Company's high level of liquidity at December 31, 1998, cash and cash equivalents totaled $31,965,000, while securities available for reverse repurchase agreements totaled approximately $80,891,000. The combined amount of $113,334,000 represents approximately 44% of the Company's total assets. Management is of the opinion that the existing level of liquidity and borrowing capacity is sufficient to insulate the Bank against unforeseen liquidity demands.

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

There are a number of broad concerns that may affect the Company, our customers, and business partners. In the event of a Year 2000 failure, the Company could be adversely impacted in a number of ways. Internal operations problems and problems resulting from primary vendors and suppliers inability to perform could cause increased costs in determining correct results and lost customers resulting in lost revenue. Large customers negatively effected by Year 2000 problems could lead to deposit outflows or increased risk of collecting loans. As part of our efforts to ensure compliance with government regulatory standards and establish prudent business practices for Year 2000 issues, the Board of Directors and senior management have previously developed and approved a Year 2000 preparedness plan, which is currently being implemented. The Company's Year 2000 risk mitigation program is a dynamic process of reassessment, evaluation and testing. As a result, responses may change especially as vendors and manufacturers find and report Year 2000 product and services issues. The following outlines major areas within the plan and provides the status of our efforts:

Awareness: Our plan provides for a Year 2000 task force which reports at least quarterly reporting to the Audit Committee and Board of Directors of the Company. The task force, which meets monthly, consists of members of senior management representatives from key areas within the Company. The task force, among other roles, monitors and report progress, and provides direction toward preparation for the Year 2000 date change.

Assessment: The task force has developed an overall strategy which identifies and categorizes internal information and operating systems, and external vendors, customers, auditors and business partners, according to risk of business disruption. Each operating system, process, vendor, or other business partner is risk assessed based upon the impact on the Company's business. High risk processes and systems have been categorized as "mission critical" and have been prioritized in our Year 2000 risk mitigation process. Testing plans have been developed, and we have completed testing all mission critical and many other identified systems. The testing of all systems is scheduled to be completed by June 30, 1999. We have identified contingency plans and alternatives, including replacement or elimination, for mission critical systems and other systems in the event that such actions become necessary. Also, we have integrated the Year 2000 business risks into our overall bankwide business resumption plans. We will test mission critical and other systems on an ongoing basis to reasonably determine that they will continue to operate after the Year 2000.

In addition, as a lending institution, the Company is exposed to potential risk if it's customers suffer Year 2000 related difficulties. Therefore, we have developed, and implemented, a process to assess the potential risks to the Company of both our lending and deposit customer's preparedness for the Year 2000 date change. Also, potential borrower's readiness for Year 2000 is assessed and included within the credit underwriting and approval process.

Remediation: The remediation phase includes upgrading or replacing information or operating systems, vendor certifications, and other associated changes. We have begun renovation of systems, including non-information technology systems, that have been identified as non-compliant to Year 2000, including replacing some personal computers, or upgrading software and other operating systems. The renovation of mission critical systems where indicated is complete. The extent of our identified renovation needs have been budgeted within our corporate budgeting process. The remaining system renovation is anticipated to be complete by June 30, 1999.

Additionally, we have received vendor responses or certification for all of our mission critical systems, along with most of our other information and operating systems. These responses are monitored continually to determine the vendors' progress toward preparedness.

Validation/Implementation: As operating systems are validated, upgraded, and successfully tested the systems are integrated into ongoing operations. As with any new system, or system change, internal/external users are provided training, connectivity with other systems is determined and integration into current processes occurs. Validation and implementation of mission critical systems was completed by December 31, 1998. In addition, we have instituted an independent third party review of our Year 2000 efforts for all mission critical systems.

Significant progress has been accomplished in our efforts to prepare for the Year 2000-century date change. All of our mission critical systems have been tested and none have failed. Additionally, we are 85% complete assessing, renovating, testing and implementing Year 2000 preparedness for all other identified systems. Management currently estimates the overall cost of Year 2000 risk mitigation not to exceed $100,000 in operating expenses and $300,000 in fixed asset purchases of which approximately 50% has been incurred. These costs are included within our ongoing budget and planning process.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     Interest Rate Sensitivity

     The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps. Investment securities and loans are presented based upon contractual maturity and related weighted average interest rates by expected maturity dates. The information is presented in US dollar equivalents, which is the Company's reporting currency.

                                                                                                                There
                                                            1999      2000       2001       2002       2003     After      Total
                                                            ----      ----       ----       ----       ----     -----      -----
                                                                                  (U.S. $ equivalent in thousands)
ASSETS (1)
----------
Securities
  U.S. government securities
          Fixed                                          $     -    $    -     $1,017    $     -    $ 2,026    $     -    $  3,043
              Weighted average interest rate                                    6.81%                 5.89%                  6.35%
  U.S. government agency and
    mortgage-backed securities
          Fixed                                            3,002         -          -          -      2,250     60,958      66,210
              Weighted average interest rate               5.77%                                      5.65%      6.12%       5.85%
          Variable                                             -         -          -          -          -     23,315      23,315
              Weighted average interest rate                                                                     5.71%       5.71%
Municipal securities
           Fixed                                               -         -          -          -          -      2,551       2,551
              Weighted average interest rate                                                                     5.72%       5.72%
  Small Business Administration securities
          Variable                                             -         -          -          -          -        858         858
              Weighted average interest rate                                                                     6.28%       6.28%
  Collateralized mortgage securities
          Fixed                                                -         -          -          -          -      7,191       7,191
              Weighted average interest rate                                                                     5.84%       5.84%
          Variable                                             -         -          -          -          -      1,843       1,843
              Weighted average interest rate                                                                     5.62%       5.62%
  Federal reserve bank stock
          Fixed                                                -         -          -          -          -        439         439
              Weighted average interest rate                   -         -          -          -          -         6%          6%

Loans
          Fixed                                            9,094       988        811      1,155      3,405      1,281      16,734
              Weighted average interest rate               8.84%     7.86%      8.87%      8.97%      8.64%      7.89%       8.68%
          Variable                                        52,279     9,080      6,862     14,257     15,692      3,008     101,178
              Weighted average interest rate               9.01%     9.08%      9.08%      9.08%      8.98%      8.66%       9.02%


                                                             Fair
                                                             Value
                                                             -----

ASSETS (1)
----------

Securities
  U.S. government securities
          Fixed                                              $  3,195
              Weighted average interest rate
  U.S. government agency and
    mortgage-backed securities
          Fixed                                                66,246
              Weighted average interest rate
          Variable                                             22,821
              Weighted average interest rate
Municipal securities
           Fixed                                                2,546
              Weighted average interest rate
  Small Business Administration securities
          Variable                                                852
              Weighted average interest rate
  Collateralized mortgage securities
          Fixed                                                 7,084
              Weighted average interest rate
          Variable                                              1,843
              Weighted average interest rate
  Federal reserve bank stock
          Fixed                                                   439
              Weighted average interest rate

Loans
          Fixed                                                17,113
              Weighted average interest rate
          Variable                                            101,178
              Weighted average interest rate


     The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including rate interest swaps. Certificates of deposit and convertible notes are presented based upon contractual maturity and related weighted average interest rates by expected maturity dates. For interest rate swaps and caps, the table present notional amounts and weighted average interest rates by contractual maturity dates. The information is presented in US dollar equivalents, which is the Company's reporting currency.

                                                                                                     There                  Fair
                                                          1999     2000      2001     2002    2003   After      Total       Value
                                                          ----     ----      ----     ----    ----   -----      -----       -----
                                                                           (U.S. $ equivalent in thousands)


LIABILITIES (1)
---------------
Deposits
  Noninterest-bearing transaction accounts            $109,422    $   -     $   -    $   -   $   -   $    -    $109,422    $109,422
           Weighted average interest rate                0.00%        -         -        -       -        -       0.00%
  Interest-bearing transaction accounts                 16,710        -         -        -       -        -      16,710      16,710
           Weighted average interest rate                0.93%        -         -        -       -        -       0.93%
  Savings and money market accounts                     75,501        -         -        -       -        -      75,501      75,501
           Weighted average interest rate                2.14%        -         -        -       -        -       2.14%
  Certificates of deposit and other time deposits
          Fixed                                         28,728      220         -        -       -        -      28,948      28,799
           Weighted average interest rate                4.57%    3.50%         -        -       -        -       4.65%

Convertible notes                                            -        -         -        -       -    1,116       1,116       1,051
           Weighted average interest rate                    -        -         -        -       -    8.29%       8.29%

OFF-BALANCE SHEET ASSETS
------------------------
  Interest rate swaps                                   15,000        -         -        -       -        -      15,000          57
           Weighted average interest rate - pay          6.60%        -         -        -       -        -       6.60%
           Weighted average interest rate - receive      5.69%        -         -        -       -        -       5.69%

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The Company's Financial Statements are identified in Item 14(a) below.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

                               BOARD OF DIRECTORS
                               ------------------

     The principal occupations and certain other information about the current directors of the Company is as follows:

                                                       Business Experience                        Year Elected
                                                         During the Past                            Director
      Name and Address            Age                       Five Years                              --------
      ----------------            ---                       ----------

Richard A. Berger                    67    President, Richard A. Berger & Assoc. (Real                 1982
45495 Osage Court                          Estate Investments); Realtor, Fred Sands
Indian Wells, CA  92210                    Desert Realty


Ronald L. Katz, M.D.                 66    Chairman and Professor of Anesthesiology, USC               1982
1200 N. State Street                       Medical Center; Professor (until June, 1995)
Suite 14901                                and Chairman (until June, 1990) of
Los Angeles, CA 90033                      Anesthesiology, UCLA Medical Center



Terry O. Hartshorn                   53    Vice-Chairman, Chairman (until 1998) and CEO             January, 1999
3120 W. Lake Center Dr.                    (1976 - 1993), PacifiCare Health Systems,
 Santa Ana, CA 92704                       Inc. (HMO); Director, Aracadian Health
                                           Management; Director, Red Cross of Orange
                                           County;  President and CEO, UniHealth (1993 -
                                           1997)

Ray T. Oyakawa, M.D. 5670            51    Director and President of Pacific EyeNet,                 1987-until
 Wilshire Blvd.      Suite                 Inc., A Medical Group (a single specialty                February 1999
 2350                                      physician practice company); Chairman of the
 Los Angeles, CA  90036                    Board and former Chief Executive Officer,
                                           Pacific EyeNet, Inc., (a physician practice
                                           management company) (until August 1998);
                                           President, Ray T. Oyakawa, M.D., Inc. (until
                                           December, 1993)

Walter T. Mullikin, M.D.             81    Director of MedPartners Inc.; Director of                   1997
MedPartners/Mullikin                       Health Net (HMO); former Founder and Chairman
5000 Airport Plaza Drive                   of the Board and President of Mullikin
Long Beach, CA  90815                      Medical Enterprises (until November, 1995)

Lynn O. Poulson                      61    Secretary, Professional Bancorp, Inc. and                   1982
10880 Wilshire Blvd.                       First Professional Bank, N.A. (since May,
Suite 1100                                 1997); President of Johnson, Poulson, Coons &
Los Angeles, CA  90024                     Slater (law firm)


Julie P. Thompson                    40    Chairman of the Board, Professional Bancorp,                1996
27281 Las Ramblas                          Inc. and First Professional Bank, N.A. (since
#200                                       July, 1996); President and Chief Executive
Mission Viejo, CA 92691                    Officer, Health Research Network (a clinical
                                           research management company)


                       EXECUTIVE OFFICERS OF THE COMPANY

     The following persons are the executive officers of the Company and/or the
Bank:

             Name                     Age                 Business Experience During the Past Five Years
             ----                     ---                 -----------------------------------------------
Melinda McIntyre-Kolpin                42   President, Chief Executive Officer and a Director, First Professional
                                            Bank, N.A. (since September, 1996); Chief Executive Officer of
                                            Network Health Financial Services, Inc. (since February, 1996);
                                            Director, Molina Medical Centers (since 1996); Director, Pediatric &
                                            Family Medical Center (since 1997); President, First Professional
                                            Bank, N.A. (from January, 1984 until February, 1996).

Eric J. Woodstrom                      40   Acting Chief Financial Officer of the Company (since December, 1998);
                                            Executive Vice President, First Professional Bank, N.A. (since
                                            January, 1997); Manager, The Secura Group (Bank Consulting) (from
                                            January, 1993 until January, 1997).

Gary W. Mounce                         35   Senior Vice President and Senior Loan Officer (since January, 1997), formerly Vice President/Manager of Tarzana Regional Office (until
                                            December, 1996), First Professional Bank, N.A.; Bank Examiner, Dept.
                                            of Treasury, Office of the Comptroller of the Currency (until August,
                                            1995); Manager, Great Western Bank (until June, 1993).

Janet L. Peevey                        41   Senior Vice President Credit Administration (since September, 1998)
                                            and Vice President (March, 1990 until January, 1996), First
                                            Professional Bank, N.A.; Senior Vice President, Pacific Eyenet, Inc.
                                            (from January, 1996 until September, 1998).

Sharon A. Schmidt                      41   Senior Vice President, Chief Operations Officer (since February,
5525 Etiwanda Avenue                        1998), formerly Vice President, Operations Administration of First
Suite 110                                   Professional Bank, N.A. (until February, 1998).
Tarzana, CA 91356

Nancy Ferretti-Foster                  39   Senior Vice President, Chief Information Officer (since February,
9900 Norwalk Blvd.                          1998), formerly Vice President, Information Systems of First
Suite 150                                   Professional Bank, N.A. (until February, 1998); Co-Owner, Time
Santa Fe Springs, CA 90670                  Traveler Antique Toys (since October, 1996), Vice President and
                                            Secretary, 7-W Investigations, Inc. (since June, 1997).

     The business address of all executive officers is 606 Broadway, Santa Monica, California 90401, unless otherwise indicated.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were fulfilled in a timely manner, except that one report, covering one transaction reporting the purchase of 200 shares was filed late by Julie P. Thompson.

Item 11.  Executive Compensation
--------------------------------

     The following tables list information on compensation received for services by any person who served as the chief executive officer or functioned in a similar capacity of the Company, and the four highest compensated executive officers of the Company and/or the Bank for services in all capacities to the Company and the Bank, during the year ended December 31, 1998.

                           Summary Compensation Table
                           --------------------------


                                                                        Annual Compensation
                                                                        -------------------
                                                                                             Other
                                                                                            Annual
Name and Principal Position                          Year      Salary        Bonus       Compensation
---------------------------                         -------   ---------   -----------   ---------------

Julie P. Thompson, Chairman of the Board             1998          -0-            -0-       $31,000 /1/
                                                     1997          -0-            -0-        26,000 /1/
                                                     1996          -0-            -0-        24,002 /1/

Melinda McIntyre-Kolpin,/2/ President and Chief      1998          -0-            -0-           -0-
 Executive Officer of the Bank                       1997          -0-            -0-           -0-
                                                     1996       31,667         22,500           -0-

Eric J. Woodstrom, Acting Chief Financial            1998      125,000            -0-          6,000/3/
 Officer of the Company and Executive Vice           1997      118,903         20,000           -0-
 President of the Bank                               1996          -0-            -0-           -0-

Gary W. Mounce, Senior Vice President and Senior     1998      115,000            -0-          6,000/4/
 Loan Officer of the Bank                            1997       99,999      50,000/5/          6,000/4/
                                                     1996       55,008      25,101/6/           -0-

Janet L. Peevey, Senior Vice President Credit        1998       95,000            -0-          6,000/7/
 Administration of the Bank                          1997    28,958/8/          4,000           -0-
                                                     1996     9,399/8/            -0-           -0-

Sharon A. Schmidt, Senior Vice President and         1998        90,000           -0-          4,800/9/
 Chief Operations Officer of the Bank                1997        76,992    40,000/10/         2,000/11/
                                                     1996        70,000     7,855/12/           -0-

Nancy Ferretti-Foster, Senior Vice President and     1998        90,000           -0-        12,069/13/
 Chief Information Officer of the Bank               1997        76,992    40,000/14/         2,000/15/
                                                     1996        70,000     8,240/16/           -0-

/1/     Represents an annual fee of $5,000 for serving as Chairman of the Board, Board meeting and committee fees, and a fee of
        $125 per hour for the time she exercised operational authority for the Company while there was no acting chief executive officer.
/2/     Ms. McIntyre-Kolpin resigned as a Director of the Company and as President and a Director of the Bank effective February 9,
        1996, at which time she was paid $43,115 for accrued vacation time, $37,000 of which Ms. McIntyre-Kolpin paid back to the
        Bank to purchase her Bank vehicle for its then current market value.  In September, 1996, Ms. McIntyre-Kolpin was appointed
        Interim Chief Executive Officer, President and a Director of the Bank.  Ms. McIntyre-Kolpin is also Chief Executive Officer and the principal shareholder of Network Health Financial Services, Inc., a Delaware corporation which receives consulting fees from the Company and Bank pursuant to the terms of a Consulting Agreement.  Effective March 11, 1997, Bancorp and the
        Bank paid NHFS a flat monthly fee of $25,000 for Ms. McIntyre-Kolpin's full-time services as President and Chief Executive
        Officer of the Bank.  Prior to March 11, 1997, Bancorp and the Bank paid NHFS a flat monthly rate of $19,000 for Ms.
        McIntyre-Kolpin's part-time services as Interim President and Chief Executive Officer of the Bank.  See also, "Certain
        Relationships and Related Transactions."
/3/     Reflects a $500 per month car allowance.
/4/     Reflects a $500 per month car allowance.
/5/     Reflects bonus earned in 1997 and paid in 1998.
/6/     Reflects bonus earned in 1996, $25,000 of which was paid in 1997.
/7/     Reflects a $500 per month car allowance.
/8/     Ms. Peevey resigned from the Bank on January 18, 1996 and began employment again with the Bank on September 15, 1997.
/9/     Reflects a $400 per month car allowance.
/10/    Reflects bonus earned in 1997, $20,000 of which was paid in 1998.
/11/    Reflects $400 per month car allowance which began in October, 1997.
/12/    Reflects bonus earned in 1996, $7,500 of which was paid in 1997.
/13/    Reflects a payout of $7,268 for previously accrued but unused vacation and a $400 per month car allowance.
/14/    Reflects bonus earned in 1997, $20,000 of which was paid in 1998.
/15/    Reflects a $400 per month car allowance which began in October, 1997.
/16/    Reflects bonus earned in 1996, $7,500 of which was paid in 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Certain Beneficial Owners

     The following table lists the holdings of the only persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) known by the Company to be the beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock as of March 1, 1999, based upon 2,015,007 shares outstanding on that date.


     Name and Address                    Amount and Nature of    Percent
     of Beneficial Owner                 Beneficial Ownership   of Class
     -------------------                 --------------------   ---------

     Franklin Mutual Advisers, Inc.           155,616/1/           7.7%
     51 John F. Kennedy Parkway
     Short Hills, New Jersey  07078

     Basswood Partners, L.P.                  150,211/2/           7.5%

     Basswood Management, Inc.
     Matthew Lindenbaum
     Bennett Lindenbaum
     645 Madison Avenue
     10/th/ Floor
     New York, New York 10022

     Banc Fund III L.P.                            137,650/3/        6.8%
     Bank Fund III Trust
     Banc Fund IV L.P.
     Banc Fund IV Trust
     Banc Fund V L.P.
     208 S. LaSalle Street
     Chicago, Illinois 60604

     Jay Spellman                                  127,188/4/        6.3%
     Redwood Asset Management, L.P.
     200 Park Avenue
     Suite 3900
     New York, New York 10166

     Robert H. Leshner                             117,416 /5/    5.5%/6/
     312 Walnut Street
     Suite 2100
     Cincinnati, OH  45202

_________________________

/1/  As reported in a Schedule 13G filed with the Securities and Exchange
     Commission ("SEC") on January 29, 1999.
/2/ As reported in Amendment No. 1 to a Schedule D filed with the SEC on January 5, 1999.
/3/ As reported in Amendment No. 1 to a Schedule 13D filed with the SEC on November 5, 1998
/4/  As reported in a Schedule 13D filed with the SEC on November 3, 1998.
/5/  As reported in Amendment No. 3 to Schedule 13D filed with the SEC on
     November 15, 1996. 110,250 of the reported shares are related to a presently exercisable Warrant.
/6/ Warrants convertible into shares of Common Stock held by Mr. Leshner which are exercisable within 60 days after March 1, 1999, are treated as outstanding for the purpose of computing the percentage of outstanding
     Common Stock owned by Mr. Leshner, but not for the purpose of computing the percentage of Common Stock owned by any other person.

Management
----------

     The following table sets forth certain information concerning the beneficial ownership of the Company's outstanding Common Stock as of March 1, 1999, by each director and executive officer of the Company and the Bank, and by all directors and executive officers of the Company and the Bank as a group.

                                                                               Amount and Nature    Percent
                                                                                   of Beneficial       Of
           Name/Title                                                              Ownership/1/     Class/2/
           ----------                                                            -------------     ---------
           Richard A. Berger, Director                                              22,697/3/        1.1%

           Ronald L. Katz, M.D., Director                                           16,836/4/          *

     Lynn O. Poulson, Director and Secretary                                         9,210/5/          *

     Julie P. Thompson, Chairman of the Board and Director                                900          *

     Walter T. Mullikin, M.D., Director                                                   600          *

     Terry O. Hartshorn, Director                                                           0          *

     Melinda McIntyre-Kolpin, Chief Executive Officer and President of                    250          *
      the Bank

     Eric J. Woodstrom, Acting Chief Financial Officer of the Company                       0          *
      and Executive Vice President of the Bank

     Gary W. Mounce, Senior Vice President and Senior Loan Officer of                     935          *
      the Bank

     Sharon A. Schmidt, Senior Vice President and Chief Operations                          0          *
      Officer of the Bank

     Nancy Ferretti-Foster, Senior Vice President and Chief Information                    10          *
      Officer of the Bank

     All Directors and Executive Officers                                          51,438 /6/       2.55%

_________________________
*    Less than 1% of the shares outstanding.

/1/   Unless otherwise indicated, the persons named herein have sole voting and investment power over the shares reported.
/2/   Convertible Notes and Options and Warrants to purchase shares of Common
      Stock held by directors, executive officers and other persons that were exercisable or convertible within 60 days after March 1, 1999 are treated as outstanding for the purpose of computing the number and percentage of outstanding securities of the class owned by such persons, but not for the purpose of computing the percentage of the class owned by any other person.
/3/   Includes 1,874 exercisable option shares.
/4/   Includes 1,874 exercisable option shares.
/5/   Includes 1,874 exercisable option shares.  Mr. Poulson has shared voting and investment power over these shares.
/6/   Includes the shares owned by the current directors and named executive officers (11 in number) as a group, and includes 5,622 exercisable option shares.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The Company and the Bank entered into a Consulting Agreement dated August 12, 1996 with Network Health Financial Services, Inc. ("NHFS"), a Delaware corporation. Melinda McIntyre-Kolpin, President, Chief Executive Officer and a director of the Bank, is the Chief Executive Officer and principal shareholder of NHFS. Pursuant to the Consulting Agreement, NHFS provides consulting services to the Company and the Bank with respect to personnel matters, operational procedures and client development and retention. NHFS is paid its actual costs incurred in the performance of its duties under the Consulting Agreement (including hourly rates for certain specified NHFS personnel while they are performing consulting services), plus an additional 25% of such costs. In addition, the Company and Bank pay flat monthly rates for the services of Ms. McIntyre-Kolpin, in her capacity as Chief Executive Officer and President of the Bank, and Patti Derry. During 1998, the Company and the Bank paid NHFS the total amount of $693,257 pursuant to the Consulting Agreement. Any party may terminate the Consulting Agreement by giving 30 days' notice to the other parties.

     Mr. Berger, Dr. Oyakawa, Mr. Poulson, Mr. Hartshorn, Ms. McIntyre, Mr. Mounce, Ms. Foster and Ms. Schmidt and companies with which the foregoing are associated, are customers of, and have had banking transactions with the Bank, some of which have included extensions of credit during 1998. A director of the Company and the Bank, who resigned in 1999, and a company to which he is associated, had extensions of credit totaling approximately $810,000 that were on nonaccrual status as of December 31, 1998. In management's opinion, all other loans and commitments to lend included in such transactions were made in the ordinary course of business and in compliance with applicable laws on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than the normal risk of collectibility or present other unfavorable terms when initially underwritten.



                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  Financial Statements
     See Index to Consolidated Financial Statements of Professional Bancorp, Inc. and Subsidiaries which is part of this Form 10-K.

(b)  Reports on Form 8-K

     During the fourth quarter of 1998, the Company did not file any Current Reports on Form 8-K.

(c)  Exhibits


Exhibit No.
-----------
   3.1    Articles of Incorporation (filed as Exhibit 3.3 to Bancorp's 1989 10-K
          Report and incorporated herein by this reference).

   3.2 Amendment to Articles of Incorporation, dated September 8, 1992 (filed as Exhibit 3.3 to Bancorp's 1995 10-K/A Report filed on June 3, 1996 and incorporated herein by this reference).

   3.3    Bylaws adopted April 25, 1990, as amended July 25, 1990 (filed as
          Exhibit 3.2 to Bancorp's 1995 10-K/A Report filed on June 3, 1996 and incorporated herein by this reference).


   4.1    Warrant to purchase 100,000 shares of Common Stock dated 12-31-92, issued to Robert H. Leshner (filed as Exhibit 4.1 in Bancorp's 1992 10-K Report and incorporated herein by this reference).

   4.2    Warrant to purchase 12,500 shares of Common Stock dated 12-31-92 issued to
          Andrew E. Haas.

   4.3    Warrant to purchase 12,500 shares of Common Stock dated 12-31-92, issued to
          Curtis Swindall.

   10.1* Indemnity Agreement entered into with directors and certain officers dated October 25, 1989 (filed as Exhibit 10.11 to Bancorp's 1995 10-K/A
          Report filed on June 3, 1996 and incorporated herein by this reference).

   10.2*  1990 Stock Option Plan (filed as Exhibit 28.A in Bancorp's 1990 10-K
          Report on Form 8, Amendment No. 1 dated April 29, 1991 and incorporated herein by this reference).

   10.3*  1992 Stock Option Plan (filed as Exhibit A in Bancorp's 1992 Proxy
          Statement and incorporated herein by this reference).

   10.4*  1998 Stock Option Plan.

   10.5*  Stock repurchase agreement (filed as Exhibit 10.1 in Form 8-K, dated
          December 18, 1990 and incorporated herein by this reference).

   10.6 Consulting Agreement dated as of August 12, 1996 between Bancorp, First Professional Bank, N.A. and Network Health Financial Services, Inc. (filed as Exhibit 10.6 to Bancorp's 1996 Form 10-K Report and incorporated herein by this reference).

   10.7 Amendment No. 1 to Consulting Agreement dated as of August 12, 1996 between Professional Bancorp, Inc., First Professional Bank, N.A. and Network Health Financial Services, Inc.

   10.8*  Salary Continuation Agreement entered into between the Bank and Joel
          W. Kovner dated May 1, 1992 (filed as Exhibit 10.25 to Bancorp's 1992 10-K Report and incorporated herein by this reference).

   10.9 Settlement Agreement dated as of July 8, 1996 among Bancorp, the Bank, the Shareholders Protective Committee and certain officers and directors (filed as Exhibit 1 to Bancorp's Form 8-K filed July 22, 1996 and incorporated herein by this reference).

   10.10  Lease for premises at 606 Broadway, Santa Monica, California (filed as
          Exhibit 10(a) to Bancorp's Registration Statement on Form S-1, File No. 2-76371 filed March 8, 1982 and incorporated herein by this reference).

   10.11  Lease for premises at 520 Broadway, Santa Monica, California (filed as
          Exhibit 10.5 in Bancorp's 1983 10-K Report and incorporated herein by this reference).

   10.12 Lease for premises at 8600 West 3rd Street, Suite #1, Los Angeles, California (filed as Exhibit 10.6 in Bancorp's 1983 10-K Report and incorporated herein by this reference).

   10.13 Lease for second floor premises and extension of lease of entire premises at 606 Broadway, Santa Monica, California (filed as Exhibit
          10.8 in Bancorp's 1984 10-K Report and incorporated herein by this reference).

   10.14 Lease for premises at 9629 Brighton Way, Beverly Hills, California (filed as Exhibit 10.9 in Bancorp's 1984 10-K Report and incorporated herein by this reference).

   10.15 Lease for premises at 5525 Etiwanda Street, Tarzana, California (filed as Exhibit 10.8 in Bancorp's 1986 10-K Report and incorporated herein by this reference).

   10.16  Lease for premises at 55 E. California, Pasadena, California (filed as
          Exhibit 10.65 in Bancorp's 1991 10-K Report and incorporated herein by this reference).

   10.17 Lease for premises at 10 North 5th Street, Redlands, California, (filed as Exhibit 10.7 in Bancorp's 1991 10-K Report and incorporated herein by this reference).

   10.18 Lease for premises at 9900 Norwalk Boulevard, Santa Fe Springs, California, (filed as Exhibit 10.75 in Bancorp's 1992 10-K Report and incorporated herein by this reference).

   11     Earnings (loss) per share computation.

   21 Subsidiaries of the Registrant (filed as Exhibit in Bancorp's 1986 10-K Report and incorporated herein by this reference).

   23.1   Consent of KPMG LLP

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



Date:  April 15, 1999               PROFESSIONAL BANCORP, INC.
                                    (Registrant)



                                    By: /s/Eric J. Woodstrom
                                    ----------------------------------------
                                    Eric J. Woodstrom, Acting Chief Financial
                                    Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf the registrant and in the capacities and on the dates indicated.



Signature                          Title                  Date
---------                          -----                  ----

/s/ Richard A. Berger             Director                April 15, 1999
-------------------------------                                     ----
Richard A. Berger

/s/ Terry O. Hartshorn            Director                April 15, 1999
-------------------------------                                     ----
Terry O. Hartshorn

/s/ Ronald L. Katz, M.D.          Director                April 15, 1999
-------------------------------                                     ----
Ronald L. Katz, M.D.

/s/ Walter T. Mullikin, M.D.      Director                April 15, 1999
-------------------------------                                     ----
Walter T. Mullikin, M.D.

/s/ Lynn O. Poulson, J.D.         Director                April 15, 1999
-------------------------------   Secretary                         ----
Lynn O. Poulson, J.D.

/s/ Julie P. Thompson             Chairman of the Board   April 15, 1999
-------------------------------   Director                          ----
Julie P. Thompson

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page
                                                                      ----

Independent Auditors' Report.......................................     63
                                                                        --
Consolidated Financial Statements of Professional Bancorp, Inc.
  Consolidated Balance Sheets......................................     64
                                                                        --
  Consolidated Statements of Operations and Comprehensive Income...     65
                                                                        --
  Consolidated Statements of Changes in Shareholders' Equity.......     66
                                                                        --
  Consolidated Statements of Cash Flows............................     67
                                                                        --
  Notes to Consolidated Financial Statements.......................     68
                                                                        --

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Professional Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheets of Professional Bancorp, Inc. (a Pennsylvania corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                        KPMG LLP

Los Angeles, California
April 19, 1999

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,        December 31,
                                                                                        Notes        1998                1997
                                                                                        -----   --------------      --------------
Assets
Cash and due from banks:
     Noninterest-bearing                                                                    2    $ 20,992,183        $ 28,627,771
     Interest-bearing                                                                                 572,519             111,899
Federal funds sold                                                                                 10,400,000          25,600,000
                                                                                                 ------------        ------------
Cash and cash equivalents                                                                          31,964,702          54,339,670

Securities available-for-sale (cost of $81,369,000 and                                      3
     $53,584,000 in 1998 and 1997, respectively)                                                   80,891,072          53,135,380
Securities held-to-maturity (fair value of $24,135,000                                      3
     and $34,708,000 in 1998 and 1997, respectively)                                               24,080,592          34,660,372
Loans (net of allowance for loan losses of $2,200,000
     and $1,802,000 in 1998 and 1997, respectively)                                     4, 10     115,518,693         103,900,082
Premises and equipment, net                                                                 5       1,390,128           1,547,771
Deferred tax asset                                                                          7       1,242,748           1,183,639
Accrued interest receivable and other assets                                                        4,613,504           5,060,647
                                                                                                 ------------        ------------
                                                                                                 $259,701,439        $253,827,561
                                                                                                 ============        ============

Liabilities and Shareholders' Equity
Liabilities
Deposits:                                                                                   6
     Demand, noninterest-bearing                                                                 $109,421,629        $ 97,746,304
     Demand, interest-bearing                                                                      16,710,541          14,961,400
     Savings and money market                                                                      75,500,642          89,226,025
     Time deposits                                                                                 28,947,934          27,529,935
                                                                                                 ------------        ------------
Total deposits                                                                                    230,580,746         229,463,664

Convertible notes                                                                          12       1,116,000           5,437,000
Accrued interest payable and other liabilities                                              7       2,683,582           3,063,744
                                                                                                 ------------        ------------
Total liabilities                                                                                 234,380,328         237,964,408
                                                                                                 ------------        ------------

Commitments and contingent liabilities                                                      9

Shareholders' equity:                                                                   8, 11
Common stock, $.008 par value; 12,500,000 shares
     authorized; 2,065,811 and 1,426,689 issued
     and 1,996,344 and 1,357,222 outstanding in 1998 and 1997, respectively                            16,526              11,413
Additional paid-in-capital                                                                         20,873,603          12,659,774
Retained earnings                                                                                   5,239,275           3,993,026
Treasury stock, at cost (69,467 and 69,467 shares in 1998                                            (537,251)           (537,251)
    and 1997, respectively)
Accumulated other comprehensive income (loss)                                               3        (271,042)           (263,809)
                                                                                                 ------------        ------------
Total shareholders' equity                                                                         25,321,111          15,863,153
                                                                                                 ------------        ------------
                                                                                                 $259,701,439        $253,827,561
                                                                                                 ============        ============

          See accompanying notes to consolidated financial statements.

                      PROFESSIONAL BANCORP AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                            YEARS ENDED DECEMBER 31,

                                                                      Notes       1998              1997               1996
                                                                      -----    -----------       -----------         ------------
Interest income
Loans                                                                  4       $10,264,651       $ 9,686,133        $   9,030,090
Securities                                                             3         4,890,065         5,834,456            7,540,804
Federal funds sold and securities purchased
     under agreements to resell                                                  1,773,156         1,159,971            1,056,214
Interest-bearing deposits in other banks                                            20,550            28,779               23,348
                                                                               -----------       -----------        -------------
Total interest income                                                           16,948,422        16,709,339           17,650,456
                                                                               -----------       -----------        -------------

Interest expense
Deposits                                                               6         3,373,818         3,336,954            4,187,859
Convertible notes                                                                  252,882           473,619              477,348
Federal funds purchased and securities
     sold under agreements to repurchase                                             3,055            15,807              185,023
                                                                               -----------       -----------        -------------
Total interest expense                                                           3,629,755         3,826,380            4,850,230
                                                                               -----------       -----------        -------------
Net interest income                                                             13,318,667        12,882,959           12,800,226
Provision for loan losses                                               4          405,829           180,000            4,136,000
                                                                               -----------       -----------        -------------
Net interest income after provision
   for loan losses                                                              12,912,838        12,702,959            8,664,226
                                                                               -----------       -----------        -------------

Other operating income
Net loss on sale of securities available-for-sale                       3           (5,640)                -              (71,309)
Merchant discount                                                                  207,572           272,763              224,745
Mortgage brokering  fees                                                           162,811           105,660              117,275
Service charges on deposits                                                        918,354           791,247              668,855
Other income                                                                       452,043           622,964              504,213
                                                                               -----------       -----------        -------------
Total other operating income                                                     1,735,140         1,792,634            1,443,779
                                                                               -----------       -----------        -------------

Other operating expenses
Salaries and employee benefits                                                   5,987,476         5,803,575            5,944,998
Occupancy                                                                        1,438,988         1,481,016            1,386,322
Legal fees, net of legal settlement                                                394,908          (105,834)           2,754,123
Furniture and equipment                                                            810,920           828,845              697,291
Professional services                                                  10        1,145,885         1,346,273              930,381
Strategic planning and investor relations                                          147,743           375,086                    -
FDIC assessment                                                                     24,951            27,063                1,000
Office supplies                                                                    237,273           226,620              288,397
Other assessment                                                                   189,556           224,613              298,695
Telephone                                                                          287,849           272,692              271,602
Audit, accounting and examinations                                                 188,733           131,603              200,840
Postage                                                                            160,151           150,353              153,825
Messenger service                                                                   33,615            70,692              177,993
Imprinted checks                                                                    42,709            90,939              137,670
Donations                                                                           93,900           101,427              134,615
Meetings and business developments                                                 191,026           163,488              125,942
Settlement costs                                                       9                 -                 -            1,006,000
Other expense                                                                      851,043           936,317            1,035,628
                                                                               -----------       -----------        -------------
Total other operating expenses                                                  12,226,726        12,124,768           15,545,322
                                                                               -----------       -----------        -------------

Earnings (loss) before taxes                                           7         2,421,252         2,370,825           (5,437,317)
Provision (benefit) for income taxes                                               989,653           892,300           (1,712,400)
                                                                               -----------       -----------        -------------
Net earnings (loss)                                                    1       $ 1,431,599       $ 1,478,525        $  (3,724,917)

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax                (17,722)          171,134               72,649
 of $12,190, $64,346, $24,954 for 1998, 1997 and 1996, respectively.
Reclassification adjustment, net of tax of $7,258 and $3,021,
 respectively                                                                       10,489                 -                6,569
                                                                               -----------       -----------         ------------
Comprehensive income (loss)                                                    $ 1,424,366       $ 1,649,659         $ (3,645,699)
                                                                               ===========       ===========         ============

Earnings (loss) per share
    Basic                                                                      $      0.81             $1.10               $(2.78)
    Diluted                                                                    $      0.74             $0.97               $(2.78)

         See accompanying notes to consolidated financial statements.

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996




                                                                                                           Accumulated
                                                                    Additional                                Other
                                              Common      Stock      Paid-In     Retained      Treasury   Comprehensive
                                              Shares      Amount     Capital     Earnings       Stock         Loss        Total
                                             -------------------------------------------------------------------------------------
Balance, December 31, 1995                   1,278,988   $10,620   $11,682,751  $ 6,983,629   $(655,085)   $(514,161)  $17,507,754

Conversion of notes (Note 12)                      157         1         1,699            -           -            -         1,700
Dividend in lieu of fractional
  shares (Note 8)                                    -         -        (3,664)           -           -            -        (3,664)
Reissuance of treasury stock (Note 12)               -         -      (388,284)           -     388,284            -             -
Purchase of treasury stock                     (25,000)        -             -            -    (270,450)           -      (270,450)
Issuance of stock dividend (Note 8)                  -         -       744,211     (744,211)          -            -             -
Exercise of stock options (Note 8)              87,171       665       181,234            -           -                    181,899
Tax benefit on stock options exercised               -         -       270,054            -           -            -       270,054
Change in net unrealized holding loss
  on securities available-for-sale                   -         -             -            -           -       79,218        79,218
Net loss                                             -         -             -   (3,724,917)          -            -    (3,724,917)
                                             -------------------------------------------------------------------------------------
Balance, December 31, 1996                   1,341,316    11,286    12,488,001    2,514,501    (537,251)    (434,943)   14,041,594

Conversion of notes (Note 12)                   14,174       113       158,433            -           -            -       158,546
Exercise of stock options (Note 8)               1,732        14        13,340            -           -            -        13,354
Change in net unrealized holding loss
  on securities available-for-sale                   -         -             -            -           -      171,134       171,134
Net earnings                                         -         -             -    1,478,525           -            -     1,478,525
                                             -------------------------------------------------------------------------------------
Balance, December 31, 1997                   1,357,222    11,413    12,659,774    3,993,026    (537,251)    (263,809)   15,863,153

Conversion of  notes (Note 8)                  334,494     2,676     3,798,376            -           -            -     3,801,052
Issuance of cash dividend                            -         -             -     (185,350)          -            -      (185,350)
Exercise of  stock options (Note 8)            304,628     2,437     3,791,926            -           -            -     3,794,363
Tax benefit on stock options exercised               -         -       561,344            -           -            -       561,344
Forfeited interest on conversion of
   convertible notes                                 -         -        62,183            -           -            -        62,183
Change in net unrealized holding lost
  on securities available-for-sale                   -         -             -            -           -       (7,233)       (7,233)
Net earnings                                         -         -             -    1,431,599           -            -     1,431,599
                                             -------------------------------------------------------------------------------------
Balance, December 31, 1998                   1,996,344   $16,526   $20,873,603  $ 5,239,275   $(537,251)   $(271,042)  $25,321,111
                                             =====================================================================================

          See accompanying notes to consolidated financial statements.

                      PROFESSIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31,

                                                                                 1998               1997               1996
                                                                             -------------      -------------      -------------
Cash flows from operating activities:
   Net earnings (loss)                                                       $  1,431,599       $  1,478,525       $ (3,724,917)
   Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                                590,804            563,171            605,771
     Provision for loan losses                                                    405,829            180,000          4,136,000
     Loss on securities available-for-sale                                          5,640                  -             71,309
     Amortization of convertible note expense                                      69,019            103,495            104,334
     Decrease (increase) in deferred tax asset                                     19,553          1,919,341         (2,426,243)
     Decrease (increase) in accrued interest receivable
        and other assets                                                         (197,390)           810,887             63,441
     Increase (decrease)  in accrued interest payable and
        other liabilities                                                         243,364           (288,120)         1,197,126
     Net amortization of premiums and discounts
        on securities held-to-maturity                                            332,861            262,390            326,475
     Net amortization of premiums and discounts
        on securities available-for-sale                                          318,562            263,101            181,351
                                                                             ------------       ------------       ------------
   Net cash provided by operating activities                                    3,219,841          5,292,790            534,647
                                                                             ------------       ------------       ------------
Cash flows from investing activities:
Proceeds from:
    Maturities of securities held-to-maturity                                     500,000          3,000,000            500,000
    Maturities of securities available-for-sale                                 8,550,000          4,000,000          4,363,817
Principal payments and maturities of:
    Mortgage-backed securities held-to-maturity                                 9,746,919          6,501,551          6,832,983
    Mortgage-backed securities available-for-sale                              13,155,115          8,404,884          6,405,609
Sales of securities available-for-sale                                         15,331,685                  -         26,053,425
Purchases of:
    Securities held-to-maturity                                                         -         (2,991,950)            (8,100)
    Securities available-for-sale                                             (65,147,023)       (10,587,422)        (9,904,845)
    Mortgage-backed securities held-to-maturity                                         -                  -         (1,005,904)
  Net (increase) decrease in loans                                            (12,024,440)       (13,320,921)         4,049,113
  Purchases of bank premises and equipment, net                                  (433,161)          (499,460)          (399,271)
                                                                             ------------       ------------       ------------
  Net cash provided by (used in) investing activities                         (30,320,905)        (5,493,318)        36,886,827
                                                                             ------------       ------------       ------------
Cash flows from financing activities:
  Net increase (decrease) in demand deposits
     and savings accounts                                                        (300,917)        (8,020,242)           628,133
  Net increase (decrease) in time certificates of deposit                       1,417,999         (3,792,842)       (56,817,087)
  Proceeds from exercise of stock options                                       3,794,364             13,354            181,899
  Purchase of treasury stock                                                            -                  -           (270,450)
  Cash dividends paid                                                            (185,350)                 -                  -
  Dividend in lieu of fractional shares                                                 -                  -             (3,664)
                                                                             ------------       ------------       ------------
Net cash (used in) provided by financing activities                             4,726,096        (11,799,730)       (56,281,169)
                                                                             ------------       ------------       ------------
Net (decrease) increase in cash and cash equivalents                          (22,374,968)       (12,000,308)       (18,859,695)
Cash and cash equivalents, beginning of year                                   54,339,670         66,339,978         85,199,673
                                                                             ------------       ------------       ------------
Cash and cash equivalents, end of year                                       $ 31,964,702       $ 54,339,670       $ 66,339,978
                                                                             ============       ============       ============
Supplemental disclosure of cash flow information (see
     Notes 6, 7 and  12) - cash paid during the year for:
     Interest                                                                $  3,687,607       $  3,907,889       $  5,021,080
     Income taxes                                                                 187,000            523,009             61,482
Supplemental disclosure of noncash items:
     Pretax change in unrealized losses on securities
          available-for-sale                                                       30,330            309,059            117,951
     Conversion of notes (see Note 12)                                          3,801,052            158,546              1,700
     Tax benefit on stock options exercised                                       561,344                  -            270,054
     Forfeited interest on conversion of convertible notes                         62,183                  -                  -
See accompanying notes to consolidated financial statements

          See accompanying notes to consolidated financial statments.

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997 AND 1996


Note 1 - Summary of Significant Accounting Policies

     Professional Bancorp, Inc. and its subsidiary are engaged in the general commercial banking business and provides a wide range of commercial banking services primarily directed towards meeting the financial needs of the medical services community and other distinct non-medical service organizations. Services include those traditionally offered by commercial banks such as checking and savings accounts; time certificates of deposit; and commercial, consumer/installment, home equity and short-term real estate loans, with an emphasis on cash flow lending. The service area of the Company consists of the California counties of Los Angeles, Orange, Riverside, San Bernardino and Ventura with a full-service office at its Santa Monica headquarters and four full-service branches located in Beverly Hills, Tarzana, Pasadena and Redlands.

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

     Consolidation

     The consolidated financial statements include the accounts of Professional Bancorp, Inc. (the "Company") and its wholly owned subsidiary, First Professional Bank, N.A. (the "Bank") and Professional Bancorp Mortgage, Inc. a majority owned subsidiary of the Bank. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

     Concentration of Credit Risk

     Concentrations of credit risk exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Bank's borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers' geographic area and the individual financial condition of the borrowers. The Bank's lending activities are primarily conducted in Southern California. The Bank currently focuses on the origination of commercial loans to health care organizations ranging from single practitioners to large multi-specialty medical groups. Ongoing changes in the delivery of health care could negatively impact certain borrowers. The Bank has loans and loan commitments to a small number of clients that total between $2,000,000 and the Bank's legal lending limit of approximately $3.7 million.

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

     Securities held-to-maturity are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading securities are carried at fair value and are recorded as of their trade dates. Gains or losses on trading securities, both realized and unrealized, are recognized currently in income. As of December 31, 1998, the Company does not have, nor contemplates having, any securities classified as trading securities. Securities classified as available-for-sale are recorded at fair value with any unrealized gains or losses, net of taxes, reflected as an addition or reduction of accumulated other comprehensive income, net of tax, as a separate component of shareholders'
equity.   Unrealized losses on securities, reflecting a decline in value judged to be other than temporary, are charged to income in the consolidated statements of operations.

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

     Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Bank purchases securities under agreements to resell and sells securities under agreements to repurchase. The agreements have a duration of one business day and are fully collateralized. Securities purchased under resale agreements are recorded as short-term investments, while securities sold under repurchase agreements are recorded as short-term obligations. At December 31, 1998 and 1997, the Bank had no such agreements outstanding.

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

     Mortgage Brokering Fees

     The Company's mortgage brokering operations, conducted by PBMI, consist solely of a broker function. This service is provided to assist the Bank's clients in obtaining mortgage loans with other institutions. PBMI does not originate or sell mortgage loans. PBMI earns revenue, in the form of points and any documentation fees charged on a loan, but is otherwise not involved in the loan.

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

     Earnings (Loss) Per Share

     The Company adopted, effective December 31, 1997, Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 simplifies the standards for computing and presenting earnings per share (EPS) as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS and fully-diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

     Comprehensive Income

     On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net earnings and net unrealized gains (losses) on securities and is presented in the consolidated statements of operations and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

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

     401(k) Savings Plan

     The Bank has a 401(k) savings plan in effect for substantially all of its full-time employees who have completed one year of continuous service. Employee contributions under the plan are matched by the Bank up to a maximum of 3.0% of
the employee's annual salary for 1998, 1997 and 1996.   Salaries and employee
benefits expense includes $95,100, $71,700, and $80,600 for 1998, 1997, and
1996, respectively, related to the Bank's contributions.

     Reclassifications

     Certain amounts have been reclassified in the 1997 and 1996 financial statements to conform with the 1998 presentation of those items.

     Year 2000  (Unaudited)

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

     Significant progress has been accomplished in our efforts to prepare for the Year 2000-century date change. All of our mission critical systems have been tested and none have failed. Additionally, we are 85% complete assessing, renovating, testing and implementing Year 2000 preparedness for all other identified systems. Management currently estimates the overall cost of Year 2000 risk mitigation not to exceed $100,000 in operating expenses and $300,000 in fixed asset purchases of which approximately 50% has been incurred. These costs are included within our ongoing budget and planning process.

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

     Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities" (SFAS
133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities.

     It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, and unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction.

     Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for the Company on January 1, 2000. Management is in the process of determining what effect, if any, adoption of this statement will have on the financial position or results of operations of the Company.

     In October 1998, the Financial Accounting Standards Board "FASB" issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." Under SFAS 134, After the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of Statement
115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and enterprises may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place when the Statement is initially applied. Management does not believe the adoption of this statement will have a significant impact on the financial position or results of operations of the Company.

Note 2 - Restricted Cash Balances

     Aggregate cash balances in the form of deposits with the Federal Reserve Bank of approximately $5,661,000 and $4,351,000 were maintained to satisfy federal regulatory requirements at December 31, 1998 and 1997, respectively.

Note 3 - Investment Securities

     The amortized cost and fair value of securities available-for-sale are as follows:

                                                                              December 31, 1998
                                                   ------------------------------------------------------------------------
                                                                    Gross           Gross                          Gross
                                                   Amortized      Unrealized      Unrealized        Fair         Realized
(in thousands)                                       Cost            Gain            Loss          Value        Gain (Loss)
                                                   ---------      ----------      ----------      --------      -----------
U.S. Government agency and
   mortgage-backed securities                        $68,487            $153            $514       $68,126             $(6)
Small Business Administration securities                 858               1               7           852               -
Municipal securities                                   2,551               3               8         2,546               -
Federal Reserve Bank Stock                               439               -               -           439               -
Collateralized mortgage obligations                    9,034               -             106         8,928               -
                                                     -------            ----            ----       -------      ----------
        Total                                        $81,369            $157            $635       $80,891             $(6)
                                                     =======            ====            ====       =======      ==========

                                                                              December 31, 1997
                                                   -------------------------------------------------------------------------
                                                                    Gross           Gross                         Gross
                                                   Amortized      Unrealized      Unrealized        Fair         Realized
(in thousands)                                       Cost            Gain            Loss          Value        Gain (Loss)
                                                   ---------      ----------      ----------      --------      ----------
U.S. Government securities                           $ 2,003            $  1            $  -         2,004             $ -
U.S. Government agency and
   mortgage-backed securities                         34,963              99             322        34,740               -
Small Business Administration securities               1,281              11               -         1,292               -
Federal Reserve Bank Stock                               439               -               -           439               -
Collateralized mortgage obligations                   14,898               -             238        14,660               -
                                                     -------            ----            ----       -------      ----------
        Total                                        $53,584            $111            $560       $53,135             $ -
                                                     =======            ====            ====       =======      ==========


     During the years ended December 31, 1998, 1997 and 1996, securities available-for-sale were sold for aggregate proceeds of $15,337,000, $0, and $26,125,000, respectively. These sales resulted in gross realized gains and losses of $12,000 and (18,000) in 1998 and $21,000 and ($92,000) in 1996 and no
gross realized gains or losses in 1997.

     The amortized cost and estimated fair value of securities available-for-sale at December 31, 1998, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                          Amortized                     Fair
(in thousands)                                               Cost                      Value
                                                    -------------------        -------------------
Due within one year                                             $ 3,002                    $ 3,019
Due after one year through five years                                 -                          -
Due after five years through ten years                           11,187                     11,202
Due after ten years                                              67,180                     66,670
                                                                -------                    -------
          Total                                                 $81,369                    $80,891
                                                                =======                    =======

     The amortized cost and fair value of securities held-to-maturity are as follows:

                                                                                   December 31, 1998
                                                                            Gross                    Gross
                                                   Amortized              Unrealized              Unrealized                Fair
(in thousands)                                        Cost                   Gain                    Loss                  Value
                                                 --------------         ---------------         ----------------        -----------
U.S. Government securities                             $ 3,043                   $151                       -               $ 3,194
U.S. Government agency securities                        2,250                     21                       -                 2,271
U.S. Government agency
   mortgage-backed securities                          $18,788                      1                     119               $18,670
                                                       -------                   ----                    ----               -------
        Total                                          $24,081                   $173                    $119               $24,135
                                                       =======                   ====                    ====               =======

                                                                                   December 31, 1997
                                                                            Gross                    Gross
                                                   Amortized              Unrealized              Unrealized                Fair
(in thousands)                                        Cost                   Gain                    Loss                  Value
                                                 --------------        ----------------         ----------------        ------------

U.S. Government securities                             $ 3,054                   $ 55                    $  -               $ 3,109
U.S. Government agency securities                        2,750                      -                      10                 2,740
U.S. Government agency
   mortgage-backed securities                           28,857                     72                      70                28,859
                                                       -------                   ----                    ----               -------
        Total                                          $34,661                   $127                    $ 80               $34,708
                                                       =======                   ====                    ====               =======

     The amortized cost and estimated fair value of securities held-to-maturity at December 31, 1998 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                           Amortized                   Fair
(in thousands)                                                Cost                    Value
                                                         --------------           --------------

Due after one year through five years                           $ 5,293                  $ 5,465
Due after five years through ten years                           13,077                   12,979
Due after ten years                                               5,711                    5,691
                                                                -------                  -------
        Total                                                   $24,081                  $24,135
                                                                =======                  =======

     There were no trading securities during 1998 and 1997.

     During 1998, the highest daily balance and the average balance for the securities was $107,941,000 and $83,900,000, respectively. During 1997, the highest daily outstanding balance and average balance for the securities was $98,828,000 and $94,084,000, respectively.

     Pledged Securities

     U.S. Treasury securities with a carrying value of approximately $3,043,000 and $3,054,000 were pledged to secure treasury tax and loan deposits as required by law at December 31, 1998 and 1997, respectively.

Note 4 - Loans and the Related Allowance for Loan Losses

     A summary of the major components of loans outstanding at December 31, 1998 and 1997 is as follows:

(in thousands)                                                              1998                       1997

Commercial loans                                                          $ 93,952                   $ 86,243
Real estate secured commercial loans                                        11,698                     10,512
Equity lines of credit                                                       5,931                      6,288
Other lines of credit                                                        4,817                      1,524
Installment loans                                                            1,482                      1,253
Lease financing                                                                 32                         37
                                                                          --------                   --------
          Total                                                            117,912                    105,857
Less:
    Allowance for loan losses                                                2,200                      1,802
    Deferred loan fees, net                                                    193                        155
                                                                          --------                   --------
Loans, net                                                                $115,519                   $103,900
                                                                          ========                   ========
The composition of gross loans outstanding
between fixed and variable is as follows:
Fixed rate                                                                $ 16,734                   $  6,935
Variable rate                                                              101,178                     98,922
                                                                          --------                   --------
          Total                                                           $117,912                   $105,857
                                                                          ========                   ========

     The following table provides information with respect to the Company's past due loans.

                                                                                 December 31,
(in thousands)                                               1998                    1997
                                                        --------------           ------------
Loans 90 days or more past due
     and still accruing                                         $  100                  $  17
Nonaccrual loans                                                 1,359                    877
                                                                ------                  -----
Total past due loans                                            $1,459                  $ 894
                                                                ======                  =====

          Total accrued interest on loans 90 days past due and still accruing was $1,000 at December 31, 1997, and the Company had no accrued interest due on loans 90 days past due at December 31, 1998.

     The effect of nonaccrual loans on interest income for the years 1998 and 1997 is presented below:

(in thousands)                                                     1998            1997
                                                                   ----            ----
Contractual interest due                                           $ 126           $  98
Interest recognized                                                   90              40
                                                                   -----           -----
Net interest foregone                                              $  36           $  58
                                                                   =====           =====

     The Company had approximately $1,836,000 in impaired loans as of December 31, 1998. The carrying value of impaired loans for which there is a related allowance for loan losses was $153,000, with the amount of specific allowance for loan losses allocated to these loans of $41,000. There were $1,683,000 in impaired loans for which there was no related specific allowance for loan losses. However, a general allowance consistent with the level of allowance for similar loans with similar risk characteristics was maintained for impaired loans without specific allowances. The average recorded investment in impaired loans during 1998 was $1,131,085 and there was no income recorded utilizing either the cash basis or accrual basis method of accounting. Impaired loans at December 31, 1998, included $1,359,000 of nonaccrual loans.

     The Company had approximately $1,199,000 in impaired loans as of December 31, 1997. The carrying value of impaired loans for which there is a related allowance for loan losses was $234,000, with the amount of specific allowance for loan losses allocated to these loans of $80,000. There was $965,000 in impaired loans for which there was no related specific allowance for loan losses. However, a general allowance consistent with the level of allowance for similar loans with similar risk characteristics was maintained for impaired loans without specific allowances. The average recorded investment in impaired loans during 1997 was $1,342,000 and there was no income recorded utilizing either the cash basis or accrual basis method of accounting. Impaired loans at December 31, 1997, included $877,000 of nonaccrual loans.

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

     A summary of the activity within the allowance for loan losses is as follows:

(in thousands)                                                 1998               1997             1996

Balance, beginning of year                                     1,802              $2,253          $ 1,070
Provision for loan losses                                        406                 180            4,136
Loans charged-off                                               (269)               (882)          (3,353)
Recoveries on loans previously charged-off                       261                 251              400
                                                              ------              ------          -------
Balance, end of year                                          $2,200              $1,802          $ 2,253
                                                              ======              ======          =======

     The Company's commercial loans as of December 31, 1998 are partially secured by the following collateral:

(in thousands)                                                               December 31, 1998
                                                                             -----------------
Stock                                                                               $ 3,395
Cash                                                                                  2,504
Furniture, equipment and/or accounts receivables                                     65,314
Unsecured, real estate, automobiles, or assignment
   of life insurance                                                                 22,739
                                                                                    -------
Total                                                                               $93,952
                                                                                    =======

Note 5 - Premises and Equipment

     A summary of the major components of premises and equipment at December 31, 1998 and 1997 is as follows:

                                                                                      1998             1997
(in thousands)
Furniture, fixtures and equipment                                                    $ 3,498           $ 3,262
Leasehold improvements                                                                 1,470             1,444
                                                                                     -------           -------
         Total premises and equipment, at cost                                         4,968             4,706
Less accumulated depreciation and amortization                                        (3,578)           (3,158)
                                                                                     -------           -------
         Net premises and equipment                                                  $ 1,390           $ 1,548
                                                                                     =======           =======

     Depreciation and amortization expense related to premises and equipment was approximately $591,000, $563,000 and $606,000 for the years ended December 31, 1998, 1997 and 1995, respectively.

Note 6 - Deposits and Short-Term Borrowings

     A summary of time certificates of deposit outstanding at December 31, 1998 and 1997 is as follows:

(in thousands)                                                                   1998              1997

Time certificates of deposit under $100,000                                     $ 8,625           $ 7,374
Time certificates of deposit of $100,000 and over                                20,323            20,156
                                                                                -------           -------
          Total                                                                 $28,948           $27,530
                                                                                =======           =======

     Interest expense for the years ended December 31, 1998, 1997 and 1996 relating to interest-bearing deposits and other borrowings amounted to the following:

(in thousands)                                                              1998            1997             1996

Interest-bearing demand deposits                                           $  134          $  108            $   96
Savings and money market deposits                                           1,801           1,821             1,693
Time certificates of deposit under $100,000                                   383             391               452
Time certificates of deposit of $100,000 and over                           1,056           1,017             1,947
                                                                           ------          ------            ------
          Interest expense on deposits                                      3,374           3,337             4,188
                                                                           ------          ------            ------
Federal funds purchased and securities sold under
       agreements to repurchase                                                 3              16               185
Convertible notes                                                             253             473               477
                                                                           ------          ------            ------
Interest expense on deposits and other borrowings                          $3,630          $3,826            $4,850
                                                                           ======          ======            ======

     The Bank sells securities under agreements to repurchase. Securities sold under repurchase agreements are recorded as short-term obligations. During 1998, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $5,000,000 and $55,000, respectively; the average rate paid was 5.50%. During 1997, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $8,000,000 and $274,000, respectively; the average rate paid was 5.77%. During 1996, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $17,929,000 and $3,422,000, respectively; the average rate paid was 5.41%. Securities subject to repurchase agreements, are retained by the Company's custodian under written agreements that recognize the customers' interests in the securities.

Note 7 - Income Taxes

     The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 is comprised of the following:

(in thousands)                                              1998             1997           1996
                                                            ----             ----           ----
Current taxes:
   Federal                                                  $ 471           $ 395         $   559
   State                                                        3               8             155
                                                            -----           -----         -------
   Total current taxes                                        474             403             714
                                                            -----           -----         -------

Deferred taxes (credits):
   Federal                                                    257             248          (1,999)
   State                                                      259             241            (427)
                                                            -----           -----         -------
   Total deferred taxes                                       516             489          (2,426)
                                                            -----           -----         -------

Provision (benefit) for income taxes                        $ 990           $ 892         $(1,712)
                                                            =====           =====         =======

     The following summarizes the differences between the income taxes reported for financial statement purposes and income taxes at the federal statutory rate of 34%, in 1998, 1997 and 1996, respectively:

(in thousands)                                                                     1998             1997          1996
                                                                                   ----             ----          ----
Tax expense at statutory rate                                                     $ 827            $ 806         $(1,849)
Increase (decrease) in taxes resulting from:
   State franchise taxes, net of federal income tax                                 173              164            (179)
    benefit
   Other                                                                            (10)             (78)            316
                                                                                  -----            -----         -------
         Total                                                                    $ 990            $ 892         $(1,712)
                                                                                  =====            =====         =======
Effective tax rate                                                                 40.9%            37.6%           31.5%

     Included in accrued interest payable and other liabilities is current income taxes payable of $837,000 and $175,000 at December 31, 1998 and 1997, respectively.

The components of the net deferred tax asset are as follows:

(in thousands)                                                                            1998             1997
                                                                                          ----            ----
Deferred tax liabilities:
   Prepaid expenses                                                                      $  211           $  220
   State taxes                                                                               11               11
                                                                                         ------           ------
      Gross deferred tax liabilities                                                        222              231
                                                                                         ------           ------
Deferred tax assets:
   Other                                                                                     76                -
   Depreciation, leasing transactions, fixed asset gain or loss                             169              104
   Bad debt deductions                                                                      377              281
   Deferred compensation                                                                    379              540
   Core deposit amortization                                                                 20               20
   Loan fee amortization                                                                     48               64
   Accrued vacation                                                                         148              149
   Contributions carryforward                                                                 9                9
   Net operating loss carryforward                                                           32               64
   Unrealized loss on securities available-for-sale                                         207              184
                                                                                         ------           ------
      Gross deferred tax assets                                                           1,465            1,415
                                                                                         ------           ------
Net deferred tax asset                                                                   $1,243           $1,184
                                                                                         ======           ======

     The gross net operating loss carryover for state income taxes of approximately $441,417 expires in 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all benefits related to these deductible differences.

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

     The Company has a stock option plan dated December 18, 1990 (the "1990 Plan") as amended and restated on September 22, 1992, which authorizes the issuance of up to 120,000 shares of the Company's unissued common stock to directors, officers and other personnel. Option prices may not be less than 100% of the fair market value at the date of the grant for incentive stock options and 85% of the fair market value for non-qualified stock options. Options granted under the 1990 Plan expire not more than ten years after the date of grant and must be fully paid when exercised. The status of options granted under the 1990 Plan is shown as follows:

                                                                     Exercise                          Options
                                                                     Price ($)                       Outstanding
                                                                     ---------                       -----------
Outstanding at December 31, 1995                                   7.71 - 14.22                         84,769

Exercised                                                                  7.71                        (11,688)
Canceled                                                                  12.92                        (10,474)
                                                                                                       -------
Outstanding at December 31, 1996                                   7.71 - 14.22                         62,607
                                                                               ($10.59 weighted-average)
Exercised                                                                  7.71                         (1,732)
Canceled                                                                  12.92                         (3,307)
                                                                                                       -------
Outstanding at December 31, 1997                                   7.71 - 14.22                         57,568
                                                                               ($10.54 weighted-average)

Exercised                                                          7.71 - 14.22                        (40,028)
Canceled                                                                     --                             --
Granted                                                                   17.00                          1,500
                                                                                                       -------
Outstanding at December 31, 1998                                                                        19,040
                                                                               ($11.32 weighted-average)
                                                                          (3.0 years weighted-average life)
Available for future grant at December 31, 1998                                                         42,824
                                                                                                       =======

     At December 31, 1998, there were 42,824 shares available for grant under the 1990 Plan. Of the options outstanding at December 31, 1998 and 1997, 19,040 and 57,568, respectively, were exercisable with weighted-average prices of $11.32 and $10.54, respectively.

     The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

     (in thousands, except per share data)

----------------------------------------------------------------
                                                        1998
                                                        ----
----------------------------------------------------------------
Net income as reported                                  $1,432
----------------------------------------------------------------
Pro forma net income                                    $1,424
----------------------------------------------------------------
Earnings per common share
----------------------------------------------------------------
   as reported (basic)                                  $ 0.81
----------------------------------------------------------------
Pro forma earnings per
----------------------------------------------------------------
  common share (basic)                                  $ 0.81

Earnings per common
----------------------------------------------------------------
  share as reported (diluted)                           $ 0.74
----------------------------------------------------------------
Pro forma earnings per
----------------------------------------------------------------
  common share (diluted)                                $ 0.73
----------------------------------------------------------------


     The per share weighted average fair value of stock options granted during the year ended December 31, 1998 was $8.29 at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                          1998
                                          ----

          Expected life (years)            5.0
          Risk-free interest rate         4.93%
          Volatility                        46%
          Expected dividend yield            -

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

                                                            Exercise                             Options
                                                            Price ($)                           Outstanding
                                                         ------------------                  -------------------
Outstanding at December 31, 1995                                12.70                              413,438

Canceled                                                        12.70                              (55,125)
                                                                                                  --------
Outstanding at December 31, 1996 and 1997                       12.70                              358,313

Exercised                                                       12.70                             (264,600)
                                                                                                  --------
Outstanding at December 31, 1998                                                                    93,713
                                                                                                  --------

     At December 31, 1998, 93,713 option shares were exercisable at a weighted-average exercise price per share of $12.70.

     In addition, the Company also has a stock option plan dated March 25, 1998 (the "1998 Plan"), which authorizes the issuance of up to 100,000 shares of the Company's unissued common stock to directors, officers and other personnel. Option prices may not be less than 100% of the fair market value at the date of the grant for incentive stock options and 85% of the fair market value for non-qualified stock options. Options granted under the Plan expire not more than ten years after the date of grant and must be fully paid when exercised. As of December 31, 1998, there were no options granted or outstanding under the 1998 Plan.

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

Note 9 - Commitments and Contingent Liabilities

     The Company leases its premises and certain equipment under several noncancellable operating leases which expire on various dates through January 31, 2007. Rental expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $1,007,000, $1,089,000 and $1,000,000, respectively.

     The following is a schedule of future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998:

Year ending December 31,                      (in thousands)
------------------------
1999                                            $1,056
2000                                             1,037
2001                                               949
2002                                               491
2003                                               348
Thereafter                                       2,198
                                                ------
Total                                           $6,079
                                                ======

     The building lease commitments are subject to cost-of-living adjustments to reflect future changes in the consumer price index or a fixed periodic rate increase. Those leases with fixed periodic rate increases and/or specified months with no rent due are amortized so that the average monthly cost of the lease is charged each month.

     Lending Commitments

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. At December 31, 1998 and 1997, the Company had commitments to extend credit of approximately $49,939,000 and $32,048,000, respectively, and obligations under standby letters of credit of approximately $6,517,000 and $6,832,000, respectively. These commitments and obligations were variable rate in structure.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At December 31, 1998, all guarantees extended for a period of 12 months or less. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to clients. The Company evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if necessary by the Company upon an extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property plant and equipment and income-producing commercial real estate.

     Litigation

     The Company and its subsidiary are defendants in legal actions arising from transactions conducted in the ordinary course of their business. Based upon discussion with the Company's attorneys, management believes that the ultimate liability, if any, arising from such actions will not materially affect the Company's consolidated financial statements.

     A settlement between the Bancorp, Bank and St. Paul Mercury Insurance Company ("St. Paul"), Bancorp's and the Bank's director and officer liability insurance carrier, was finalized in December 1997. Pursuant to the settlement, St. Paul reimbursed the Company and the Bank $600,000 for certain non-recurring legal expenses in connection with the 1996 proxy contest and the litigation related thereto.


Note 10 - Transactions Involving Directors and Affiliated Parties

     As part of its normal banking activities, the Company has extended credit to various directors and employees and their related interest. The credit extended to these individuals and affiliates for the two years ended December 31, 1998, is summarized as follows:

(in thousands)                               1998                    1997
                                             ----                    ----
Balance, beginning of year                    $3,711                  $2,933
Credit granted                                   293                   1,079
Loan payments                                   (354)                   (301)
                                              ------                  ------
Balance, end of year                          $3,650                  $3,711
                                              ======                  ======

     Interest income earned on these loans amounted to approximately $343,000, $286,000 and $276,000 during the years 1998, 1997 and 1996, respectively. A director of the Company and the Bank, who resigned in 1999, and a company to which he is associated, had extensions of credit totaling approximately $810,000 that were on nonaccrual status as of December 31, 1998. In the opinion of management, all of the above reference extensions of credit are on terms similar to transactions with nonaffiliated parties and involve only normal credit risk, when initially underwritten.

     Amounts included in deposits at December 31, 1998, related to directors and affiliated parties was approximately $418,000.

     The Company and the Bank entered into a Consulting Agreement with Network Health Financial Services, Inc. ("NHFS"), a California Corporation for which Melinda McIntyre-Kolpin serves as Chief Executive Officer. Pursuant to the Consulting Agreement, NHFS provides consulting services to the Company and the Bank with respect to personnel matters, operational procedures and client development and retention. NHFS is paid its actual costs incurred in the performance of its duties under the Consulting Agreement (including hourly rates for certain specified NHFS personnel while they are performing consulting services), plus an additional 25% of such costs. In addition, the Bancorp and Bank pay flat monthly rates for the services of Ms. McIntyre-Kolpin and Ms. Patti Derry. During 1998, the Bancorp and the Bank paid NHFS total fees in the amount of approximately $693,257 pursuant to the Consulting Agreement. Either party may terminate the Consulting Agreement by giving 30 days notice to the other party.


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

     The Federal Deposit Insurance Act of 1991 contains "prompt correction action" provisions pursuant to which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." At December 31, 1998, the Company's and Bank's regulatory capital exceeded the thresholds necessary to be considered "well capitalized." There are no conditions or events since that date that management believes have changed the institution's category.

     The following table sets forth the minimum required regulatory capital ratios for a bank holding company and bank, and various regulatory capital ratios of the Company and the Bank at December 31, 1998.

                                                                                                            To Be Well
                                                                                                        Capitalized Under
                                                                       For Capital                      Prompt Corrective
                                       Actual                       Adequacy Purposes                   Action Provisions
                          ----------------------------      ------------------------------      ------------------------------
(in thousands)                 Amount         Ratio               Amount          Ratio               Amount          Ratio
                             -----------   ------------        ------------   -------------        ------------   -------------
Company
Leverage                         $25,592          9.59%             $10,677           4.00%             $13,346           5.00%
Tier 1 Risk-Based                 25,592         17.31                5,914           4.00                8,872           6.00
Total Risk-Based                  28,561         19.32               11,829           8.00               14,786          10.00

Bank
Leverage                         $22,297          8.37%             $10,661           4.00%             $13,326           5.00%
Tier 1 Risk-Based                 22,297         15.12                5,899           4.00                8,848           6.00
Total Risk-Based                  24,145         16.37               11,797           8.00               14,747          10.00

     Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed its net earnings, as defined, for that year combined with its retained net earnings for the preceding two years. Dividends declared may not exceed amounts necessary to satisfy the aforementioned capital requirements. As of December 31, 1998, the Bank could not declare dividends without obtaining regulatory approval.

     Federal banking law also restricts the Bank from extending credit to the Company in excess of 10% of the capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements.


Note 12 - Convertible Notes

     On June 19, 1994, the Company completed a public offering of $5,750,000 in convertible subordinated reset notes (the "Notes") which mature on March 1, 2004 and incurred expenses of $1,205,000. Interest on the Notes is payable semiannually on March 1 and September 1 of each year, commencing on September 1, 1994 at the rate of 8.50% per annum until March 1, 1998, and from March 2, 1998 until the principal thereof is paid or made available for payment at a rate of 7.21% per annum, or the Reference Rate (as defined below) plus 150 basis points. The "Reference Rate" is the most recent "Five Year Constant Treasury Maturity Index" published by the Federal Reserve Bank, or its successor, at least 60 days prior to March 2, 1998. The Notes are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at a conversion price of $12.6984 per share, subject to adjustment in certain events. The Notes are redeemable in whole or in part at the option of the Company at any time on or after March 2, 1998 at the redemption prices set, subject to the prior approval of the Board of Governors of the Federal Reserve System. During 1998, $4,321,000 of the Notes were converted into 334,494 common stock shares. During 1997, $180,000 of the Notes were converted into 14,174 common stock shares. During 1996, $2,000 of the Notes were converted into 157 common stock shares. During 1995, $131,000 of the Notes were converted into 10,316 common stock shares. If all $1,116,000 of the remaining Notes were converted into common stock, 87,885 shares of common stock would be issued.

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

     In December 1995, the Company entered into two interest rate cap agreements for a notional amount of $10 million each. The agreements entitle the Company to receive from counterparties on a quarterly basis the amounts, if any, by which the one year Constant Maturity Treasury Index ("CMT") rises above 6.50% on a $10 million notional amount and 6.75% on a $10 million notional amount. The cap agreements are for a period of three years and expired December 1998. The average premium paid for the cap agreements was approximately 63.5 basis points or $127,000 and is being amortized over three years. Net interest income in 1998, 1997 and 1996 was decreased by the interest rate caps by approximately $40,000, $42,000 and $42,000, respectively.

     The Company uses interest rate swap agreements for the purpose of synthetically altering the interest rates on a portion of the Bank's super NOW
and money market accounts.   In January 1993, the Company entered into two
interest rate swap agreements that paid the Company a fixed rate of 7.21% for three years beginning in January 1993, while the Company paid the prime rate. These swaps had a total notional amount of $40 million and terminated in January 1996. Net interest income for 1996 and 1995 was reduced by the two swaps by approximately $15,000 and $694,000, respectively. In November 1993, the Bank entered into a swap with a notional amount of $15 million to synthetically alter interest rates on a portion of the Bank's super NOW and money market accounts. The effective date of the swap is May 26, 1994 and it covers a period of five years ending in May 1999. Under the terms of the swap, the Bank pays a rate of prime less 190 basis points while receiving the three-month LIBOR. The rate the Bank pays adjusts daily while the rate the Bank receives adjusts quarterly. The terms of the swap originally included an interest rate cap, which was terminated in 1994, and an expense of approximately $385,000 was recorded. Net interest income for 1998, 1997 and 1996 was reduced by the swap by approximately $134,000 for each year, respectively. As of December 31, 1998, the Company was paying 6.31% and receiving 5.69%.

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

                                                        December 31, 1998               December 31, 1997
                                                    -------------------------      ----------------------------
                                                     Carrying      Estimated       Carrying         Estimated
(in thousands)                                        Value        Fair Value       Value           Fair Value
                                                     --------      ----------      --------        ------------
Assets:
     Cash and cash equivalents                       $ 31,965        $ 31,965      $ 54,340           $ 54,340
     Securities available-for-sale                     80,891          80,891        53,136             53,136
     Securities held-to-maturity                       24,081          24,135        34,660             34,708
     Loans, net                                       115,519         116,091       103,900            104,979

Liabilities:
     Noninterest-bearing transaction accounts         109,422         109,422        97,746             97,746
     Interest-bearing transaction accounts             16,710          16,710        14,961             14,961
     Savings and money market accounts                 75,501          75,501        89,226             89,226
     Certificates of deposit and other time            28,948          28,799        27,530             27,526
      deposits
     Convertible notes                                  1,116           1,051         5,437              6,518

Off-balance sheet assets:
     Interest rate swaps                                    -              57             -               (325)
     Interest rate caps                                     -               -            41                  8
     Lending commitments                                    -               -             -                  -
     Standby letters of credit                              -               -             -                  -

     The carrying values of cash and cash equivalents reported in the balance sheet approximate fair values due to the short-term nature of the assets. The fair value of marketable securities and interest rate swaps and caps is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The fair values of loans are estimated using discounted cash flow analysis. The analysis was performed on a loan-by-loan basis by projecting each loan's expected cash flows and discounting these flows at appropriate discount rates. The expected cash flows were determined by contractually scheduled payments of principal and interest, incorporating scheduled rate adjustments, periodic caps, and lifetime ceilings and floors for adjustable loans. The fair values are based on a stable interest rate scenario and do not incorporate bid-ask spreads or discounts that might be required to dispose of assets in bulk. Discount rates applied to the expected cash flows were based on the Bank's offer rates for new loans with similar collateral and terms, adjusted to reflect differential risk based on collateral value, payment status, and/or credit classification at December 31, 1998 and 1997, respectively.

     The fair value of deposits with no defined maturities, such as demand deposits, money market deposits and savings accounts, is the amount payable on demand at the valuation date. For deposit liabilities with defined maturities, such as time certificates of deposit, estimation of fair value was based on the discounted value of future cash flows expected to be paid, where the discount rate was the Bank's offer rate for similar deposits with maturities equivalent to the remaining terms on the deposits being valued at December 31, 1998 and 1997, respectively.

     Standby letters of credit principally support corporate obligations and include $395,000 and $760,000 that was collateralized with cash at December 31, 1998 and 1997, respectively. At December 31, 1998, $6,517,000 of the standby letters of credit and $43,045,000 of other lending commitments expire within one year. The estimated fair value of lending commitments and letters of credit is estimated using fees currently charged for similar arrangements, adjusted for changes in interest rates and credit that occurred subsequent to origination.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 15 - Earnings Per Share

     The following table illustrates the computation of basic and diluted earnings per share:



                                                                              Year ended December 31,
                                                           --------------------------------------------------------------
                                                                1998                   1997                     1996
                                                                ----                   ----                     ----
Numerator:
Net earnings per statement of operations
  used in basic earnings per share consolidation:
Basic earnings (loss)                                        $1,431,599              $1,478,525             $(3,724,917)

Interest savings on conversion of convertible
  notes, net of income taxes                                    149,200                 279,435                   /(1)/
                                                             ----------              ----------                   -----
Diluted earnings (loss)                                      $1,580,799              $1,757,960             $(3,724,917)
                                                             ==========              ==========             ===========

Denominator:
Denominator for basic earnings per share -
      weighted average number of shares
      outstanding                                             1,768,663               1,345,972               1,341,316

Effect of dilutive securities:
  Warrants and Options                                          125,596                  33,835                   /(1)/
  Convertible notes                                             253,942                 428,164                       -
                                                             ----------              ----------             -----------

Denominator for diluted earnings per share                    2,148,201               1,807,971               1,341,316
                                                             ==========              ==========             ===========

Basic earnings (loss) per share                              $     0.81              $     1.10             $    (2.78)
                                                             ==========              ==========             ===========

Diluted earnings (loss) per share                            $     0.74              $     0.97             $    (2.78)
                                                             ==========              ==========             ===========


(1) Anti-dilutive

Note 16 - Parent Company Information

     The Bancorp has met its obligations principally from the payment of dividends from the Bank. As of December 31, 1998, the Bank was unable to pay dividends without obtaining regulatory approval.

     The following financial information represents the balance sheets of the Bancorp as of December 31, 1998 and 1997, the related statements of operations and of cash flows for the three-year period ended December 31, 1998.

                                              Balance Sheets
                                        December 31, 1998 and 1997

                                                                         1998                      1997
                                                                      ------------            -------------
                                                                                (in thousands)
Assets:
Cash in First Professional Bank, N.A.                                     $ 3,276                  $   638
Investment in First Professional Bank, N.A.                                22,296                   20,202
Loans                                                                         244                      100
Other assets                                                                  708                      666
                                                                          -------                  -------
                                                                          $26,524                  $21,606
                                                                          =======                  =======

Liabilities:
Accrued expenses                                                          $    77                  $   155
Convertible notes                                                           1,116                    5,437
Other liabilities                                                              10                      151
                                                                          -------                  -------
     Total liabilities                                                      1,203                    5,743

Shareholders' equity                                                       25,321                   15,863
                                                                          -------                  -------
                                                                          $26,524                  $21,606
                                                                          =======                  =======

                                                       Statement of Operations
                                            Years ended December 31, 1998, 1997 and 1996

                                                                             1998                     1997                  1996
                                                                    -------------------        --------------        ---------------

                                                                                              (in thousands)
Income:
     Cash dividends from First Professional Bank, N.A.                           $   --                $  425               $ 2,819
     Interest                                                                        15                     7                     7
     Other                                                                            4                     4                     -
                                                                                 ------                ------               -------
               Total income                                                          19                   436                 2,826
                                                                                 ------                ------               -------
Expenses:
     Interest                                                                       253                   474                   477
     Salaries and employer taxes                                                     22                    31                    85
     Amortization of convertible note expenses                                       69                   104                   104
     Legal fees, net of legal settlement                                            218                  (481)                1,805
     Other professional services                                                    117                    67                   101
     Settlement costs                                                                 -                     -                   184
     Pamphlets and brochures                                                          -                     -                     8
     Other                                                                           11                     2                    16
                                                                                 ------                ------               -------
               Total expenses                                                       690                   196                 2,780
                                                                                 ------                ------               -------

Earnings (loss) before income taxes and equity in
     undistributed net earnings of First Professional Bank, N.A.                   (671)                  240                    46
Provision for income taxes                                                            -                     -                     1
                                                                                 ------                ------               -------

Earnings before equity in undistributed net earnings of
     First Professional Bank, N.A.                                                 (671)                  240                    45

Equity in undistributed net (loss) earnings of First
       Professional Bank, N.A.                                                    2,103                 1,239                (3,770)
                                                                                 ------                ------               -------

Net (loss) earnings                                                              $1,432                $1,479               $(3,725)
                                                                                 ======                ======               =======

                            Statement of Cash Flows
                 Years ended December 31, 1998, 1997 and 1996

                                                                                           1998              1997           1996
                                                                                         ----------       ----------     ----------
                                                                                                         (in thousands)
Cash flows from operating activities:
     Net earnings (loss)                                                                  $ 1,432           $ 1,479        $(3,725)
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
     (Increase) decrease in other assets                                                      (39)              (14)            (1)
     (Decrease) increase in accrued expenses and other liabilities                           (186)               (6)           153
     Amortization of convertible note expenses                                                 69               104            104
     Equity in undistributed (earnings) loss of First Professional
          Bank, N.A.                                                                       (2,103)           (1,239)         3,770
                                                                                          -------           -------        -------
     Net cash provided by (used in) operating activities                                     (827)              324            301
                                                                                          -------           -------        -------

Cash flows from investing activities:
     Net decrease (increase) in loans                                                        (144)                -             63
                                                                                          -------           -------        -------
     Net cash provided by (used in) investing activities                                     (144)                -             63
                                                                                          -------           -------        -------

Cash flows from financing activities:
     Purchase of treasury stock                                                                 -                 -           (270)
     Proceeds from exercise of stock options                                                3,794                14            182
     Other                                                                                   (185)                -             (4)
                                                                                          -------           -------         -------
Net cash provided by (used in) financing activities                                         3,609                14            (92)
                                                                                          -------           -------         -------

Net increase (decrease) in cash                                                             2,638               338            272
Cash, beginning of year                                                                       638               300             28
                                                                                          -------           -------        -------
Cash, end of year                                                                         $ 3,276           $   638        $   300
                                                                                          =======           =======        =======

Supplemental disclosure of cash flow information -
     cash paid during the year for:
          Interest                                                                        $   381           $   474        $   477
          Income taxes                                                                    $     -           $     -        $     8

Note 17 - Quarterly Financial Data (Unaudited)

     The following tables set forth the Company unaudited data regarding operations for each quarter of 1998, 1997 and 1996. This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                            Quarter Ended
                                             ------------------------------------------------------------------------
                                                Dec. 31,   Sept. 30,   June 30,     Mar. 31,    Dec. 31,    Sept. 30,
(in thousands, except per share data)             1998       1998        1998         1998        1997        1997
                                                  ----       ----        ----         ----        ----        ----
Interest income                                   $4,476      $4,343     $4,120       $4,009     $ 4,375       $4,168
Interest expense                                   1,040         793        896          901       1,044          965
Net interest income                                3,437       3,550      3,224        3,108       3,331        3,203
Provision for loan losses                            406           -                       -           -           60
Gains (losses) on securities:
     Available-for-sale                                3           -         (9)           -           -            -
Other income                                         387         418        469          467         368          455
Other expenses                                     2,702       3,096      3,296        3,133       2,453        3,325
Earnings (loss) before income taxes                  719         872        388          442       1,246          273
Net earnings (loss)                                  392         512        224          304         778          199
Earnings (loss) per share (as restated):
    Basic                                           0.20        0.26       0.13         0.22        0.49         0.15
    Diluted                                         0.18        0.22       0.13         0.17        0.45         0.15

                                                                            Quarter Ended
                                               -------------------------------------------------------------------------
                                                  June 30,    Mar. 31,   Dec. 31,     Sept. 30,    June 30,    Mar. 31,
(in thousands, except per share data)               1997        1997       1996         1996        1996         1996
                                                   ------      ------     ------       ------     -------       ------

Interest income                                   $4,148      $4,019     $4,188       $4,207     $ 4,477       $4,778
Interest expense                                     896         921        992        1,053       1,302        1,503
Net interest income                                3,252       3,098      3,196        3,154       3,175        3,275
Provision for loan losses                             60          60       (120)         836       3,240          180
Gains (losses) on securities:
   Available-for-sale                                  -           -        (92)          21           -            -
Other income                                         541         428        328          432         393          362
Other expenses                                     3,202       3,144      3,036        3,473       6,035        3,001
Earnings (loss) before income taxes                  531         322        516         (702)     (5,707)         456
Net earnings (loss)                                  312         190        333         (607)     (3,726)         275
Earnings (loss) per share (as restated):
   Basic                                            0.23        0.14       0.24        (0.44)      (2.73)        0.21
   Diluted                                          0.23        0.14       0.24        (0.44)      (2.73)        0.20

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