Form 10-Q
period 1999-03-31
PROFESSIONAL BANCORP INC
filed 1999-05-17
CIK 700914

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended March 31, 1999


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


As of April 30,1999, 2,015,007 shares of the Registrant's $0.008 par value common stock were outstanding.

                          PROFESSIONAL BANCORP, INC.
                                     INDEX


                                                                                   PAGE
                                                                                   ----
PART I.   FINANCIAL INFORMATION
      Item 1   Financial Statements

               Consolidated Statements of Financial Condition as of
               March 31, 1999 and December 31, 1998                                  3

               Consolidated Statements of Operations and Comprehensive Income
               for the three months ended March 31, 1999 and 1998                    4

               Consolidated Statements of Cash Flows for the three months
               ended March 31, 1999 and 1998                                         5

               Notes to Consolidated Financial Statements                            6

      Item 2   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                             7

PART II.  OTHER INFORMATION

      Item 6   Exhibits and Reports on Form 8-K                                     20


SIGNATURES                                                                          21

PART I -  FINANCIAL INFORMATION

ITEM I -  FINANCIAL STATEMENTS

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,          December 31,
                                                                                       1999                1998
                                                                                       ----                ----
                                                                                    (Unaudited)
Assets
Cash and due from banks:
     Noninterest-bearing                                                            $ 23,634,480        $ 20,992,183
     Interest-bearing                                                                  1,748,323             572,519
Federal funds sold                                                                    11,900,000          10,400,000
                                                                                    ------------        ------------
Cash and cash equivalents                                                             37,282,803          31,964,702

Securities available-for-sale (cost of $52,348,000 and
     $81,369,000 in 1999 and 1998, respectively)                                      51,555,380          80,891,072
Securities held-to-maturity (fair value of $22,009,000
     and $24,135,000 in 1999 and 1998, respectively)                                  22,019,378          24,080,592
Loans (net of allowance for loan losses of $2,360,000
     and $2,200,000 in 1999 and 1998, respectively)                                  131,245,653         115,518,693
Premises and equipment, net                                                            1,390,863           1,390,128
Deferred tax asset                                                                     1,380,029           1,242,748
Accrued interest receivable and other assets                                           4,358,067           4,613,504
                                                                                    ------------        ------------
                                                                                    $249,232,173        $259,701,439
                                                                                    ============        ============

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Demand, noninterest-bearing                                                    $ 99,091,935        $109,421,629
     Demand, interest-bearing                                                         14,415,909          16,710,541
     Savings and money market                                                         73,868,384          75,500,642
     Time deposits                                                                    32,775,304          28,947,934
                                                                                    ------------        ------------
Total deposits                                                                       220,151,532         230,580,746

Convertible notes                                                                        879,000           1,116,000
Accrued interest payable and other liabilities                                         2,509,238           2,683,582
                                                                                    ------------        ------------
Total liabilities                                                                    223,539,770         234,380,328
                                                                                    ------------        ------------

Commitments and contingent liabilities

Shareholders' equity:
Common stock, $.008 par value; 12,500,000 shares
     authorized; 2,064,710 and 2,064,710 issued
     and 2,015,007 and 1,996,344 outstanding in 1999 and 1998, respectively               16,676              16,526
Additional paid-in-capital                                                            21,088,441          20,873,603
Retained earnings                                                                      5,574,817           5,239,275
Treasury stock, at cost (69,467 shares in both 1999 and 1998)                           (537,251)           (537,251)
Unrealized loss on securities available-for-sale, net of taxes                          (450,280)           (271,042)
                                                                                    ------------        ------------
Total shareholders' equity                                                            25,692,403          25,321,111
                                                                                    ------------        ------------
                                                                                    $249,232,173        $259,701,439
                                                                                    ============        ============

         See accompanying notes to consolidated financial statements.

                      PROFESSIONAL BANCORP AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                                              Three Months Ended
(Unaudited)                                                                                        March 31,
                                                                                           1999               1998
                                                                                       -----------------------------------
Interest income
Loans                                                                                      $  2,884,346       $  2,475,744
Securities                                                                                    1,321,744          1,285,175
Federal funds sold and securities purchased
     under agreements to resell                                                                  83,386            246,920
Interest-bearing deposits in other banks                                                         31,467              1,546
                                                                                           ------------       ------------
Total interest income                                                                         4,320,943          4,009,385
                                                                                           ------------       ------------

Interest expense
Deposits                                                                                        723,844            790,094
Convertible notes                                                                                16,547            108,189
Federal funds purchased and securities
     sold under agreements to repurchase                                                        108,737              3,055
                                                                                           ------------       ------------
Total interest expense                                                                          849,128            901,338
                                                                                           ------------       ------------
Net interest income                                                                           3,471,815          3,108,047
Provision for loan losses                                                                       125,000                  -
                                                                                           ------------       ------------
Net interest income after provision
   for loan losses                                                                            3,346,815          3,108,047
                                                                                           ------------       ------------
Other operating income
Net gain (loss) on sale securities available-for-sale                                            35,344                  -
Merchant discount                                                                                61,512             58,684
Mortgage brokering fees                                                                          54,786             13,946
Service charges on deposits                                                                     229,067            256,947
Other income                                                                                    135,435            137,358
                                                                                           ------------       ------------
Total other operating income                                                                    516,144            466,935
                                                                                           ------------       ------------
Other operating expenses
Salaries and employee benefits                                                                1,705,445          1,537,855
Occupancy                                                                                       386,991            348,571
Furniture and equipment                                                                         208,959            190,472
Meetings and business development                                                                72,991             32,075
Donations                                                                                        23,781             36,936
Other promotion                                                                                  69,772             67,938
Legal fees                                                                                       91,635             92,346
Audit, accounting and examinations                                                               42,990             43,540
Professional services                                                                           308,442            357,014
Strategic planning and other outside consulting                                                   6,230             53,915
Office supplies                                                                                  63,199             66,013
Telephone                                                                                        62,350             68,667
Postage                                                                                          35,585             41,002
Messenger service                                                                                 6,041              9,218
FDIC assessment                                                                                   6,403              6,153
Other assessments                                                                                43,672             43,181
Imprinted checks                                                                                  5,627             12,743
Other expense                                                                                   153,999            125,008
                                                                                           ------------       ------------
Total other operating expenses                                                                3,294,112          3,132,647
                                                                                           ------------       ------------
Earnings before taxes                                                                           568,847            442,335
Provision for income taxes                                                                      233,304            138,000
                                                                                           ------------       ------------
Net earnings                                                                               $    335,543       $    304,335

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax of                        ($200,259)      $    198,698
$137,280 and $138,962 for 1999 and 1998, respectively.
Reclassification adjustment, net of tax of $14,548.                                        $     21,021                  -
                                                                                           ------------       ------------
Comprehensive income (loss)                                                                $    156,305       $    503,033
                                                                                           ============       ============
Earnings per share
    Basic                                                                                         $0.17              $0.22
    Diluted                                                                                       $0.16              $0.17

         See accompanying notes to consolidated financial statements.

                  PROFESSIONAL BANCORP, INC.  AND SUBSIDAIRY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                   Three Months Ended March 31,
                                                                                               1999              1998
                                                                                               ----              ----
Cash flows from operating activities:
   Net earnings                                                                              $    335,543       $    304,335
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation and amortization                                                                112,706            142,425
     Provision for loan losses                                                                    125,000                  -
     (Gain) loss on sales of securities available-for-sale                                        (35,344)                 -
     Amortization of convertible note expense                                                       4,807             24,959
     Decrease (increase) in deferred tax asset                                                   (137,281)          (214,292)
     Decrease in accrued interest receivable and other assets                                     365,896            144,786
     Increase in accrued interest payable and other liabilities                                  (174,344)          (280,737)
     Net amortization of premiums and discounts
        on securities held-to-maturity                                                             64,854             77,409
     Net amortization of premiums and discounts
        on securities available-for-sale                                                           90,538             71,647
                                                                                             ------------       ------------
   Net cash provided by operating activities                                                      416,832            270,532
                                                                                             ------------       ------------
Cash flows from investing activities:
  Proceeds from:
    Maturities of securities held-to-maturity                                                     250,000          1,537,903
    Maturities of securities available-for-sale                                                         -          2,119,408
    Sales of securities available-for-sale                                                     25,591,731                  -
  Principal payments and maturities of:
    Mortgage-backed securities held-to-maturity                                                 1,746,360            943,926
    Mortgage-backed securities available-for-sale                                               3,871,492          2,646,830
  Purchases of securities available-for-sale                                                     (499,243)                 -
  Net (increase) decrease in loans                                                            (15,851,960)         4,990,021
  Purchase of bank premises and equipment, net                                                   (113,439)          (115,516)
                                                                                             ------------       ------------
  Net cash provided (used) by investing activities                                             14,994,941         12,122,572
                                                                                             ------------       ------------
Cash flows from financing activities:
  Net decrease in demand deposits and savings accounts                                        (14,256,584)       (14,121,145)
  Net increase in time deposits                                                                 3,827,370          5,413,641
  Proceeds from exercise of stock options                                                               -          3,794,363
                                                                                             ------------       ------------
Net cash used in financing activities                                                         (10,429,214)        (4,913,141)
                                                                                             ------------       ------------
Net decrease in cash and cash equivalents                                                       5,318,102          7,479,963
                                                                                             ------------       ------------
Cash and cash equivalents, beginning of period                                                 31,964,702         54,339,670
                                                                                             ------------       ------------
Cash and cash equivalents, end of period                                                     $ 37,282,804       $ 61,819,633
                                                                                             ============       ============
Supplemental disclosure of cash flow information -
     Cash paid during the period for:
     Interest                                                                                $  3,639,185       $  1,048,454
     Income taxes                                                                            $    145,000       $      2,000
Supplemental disclosure of noncash items:
     Decrease (increase) in unrealized losses on securities available for sale securities,
      net of tax                                                                             $   (179,238)      $    198,698
     Conversion of notes                                                                          214,988       $    165,271
     Tax benefit on stock options exercised                                                             -       $    560,384


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

     The financial position at March 31, 1999, and the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


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

     The Company adopted, effective January 1, 1998, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. For the three months ended March 31, 1999 and 1998, net earnings totaled $335,543 and $304,335, other comprehensive income totaled ($179,238) and $198,698 and total comprehensive income totaled $156,305 and $503,033, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

     Professional Bancorp, Inc. (the "Company"), holding company for First Professional Bank, N.A. (the "Bank"), recorded net earnings of $335,543 or $0.17 per share for the first quarter of 1999, compared with net earnings of $304,335 or $0.22 per share for the first quarter of 1998. The Company had total assets of $249,232,000 at March 31, 1999, compared to $259,701,000 at December 31,
1998.


Loans

     The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.

                                                   March 31, 1999                      December 31, 1999
                                                   -----------------------------------------------------
(in thousands)                                   Amount       % of Total               Amount      % of Total
                                                 ------       ----------               ------      ----------
Commercial                                       $103,554          77.4%              $ 93,952         79.7%
Real estate secured commercial                     18,378          13.7                 11,698           9.9
                                                 --------      --------               --------      --------
                                                  121,932          91.1                105,650          89.6
Equity lines of credit                              5,605           4.2                  5,931           5.0
Other lines of credit                               4,795           3.6                  4,817           4.1
Installment                                         1,486           1.1                  1,482           1.3
Lease financing                                         -             -                     32             -
                                                 --------      --------               --------      --------
         Gross loans                              133,818        100.0%                117,912         100.0%
                                                 --------                             --------
Less:
     Allowance for loan losses                      2,360                                2,200
     Deferred loan fees, net                          212                                  193
                                                 --------                             --------
         Net loans                               $131,246                             $115,519
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


                                                                   March 31,                 December 31,
(in thousands)                                                       1999                        1998
                                                                     ----                        ----
Nonperforming loans                                                   $2,423                      $1,359
Other real estate owned (OREO)
Other repossessed assets                                                 272                         272
                                                                      ------                      ------
     Total nonperforming assets                                       $2,695                      $1,631
                                                                      ======                      ======

Accruing loans 90 days or more past due                               $1,540                      $  100
                                                                      ======                      ======

Nonperforming loans to total loans(1)                                  1.81%                       1.15%
Nonperforming assets(1)
     to total loans                                                    2.01%                       1.38%
     to total loans, OREO and repossessed assets                       2.01%                       1.38%
     to total assets                                                   1.08%                       0.63%

     (1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.

     The total accrued interest on loans 90 days or more past due and still accruing was approximately $43,000 at March 31, 1999, and the Company had no accrued interest due on loans 90 days past due at December 31, 1998. The $1,540,000 in accruing loans over 90 days or more past due and still accruing as of March 31, 1999 were all in the process of being renewed, paid off or the credit quality was not impaired. As a result of the Company's practice to discourage "short-term" extensions, these loans are carried as "past due" to ensure proper underwriting and administrative controls.

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

     The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity during the three months ended March 31, 1999, the year ended December 31, 1998, and the three months ended March 31, 1998:

                                                                                  Period Ended
                                                                                  ------------
                                                        March 31,                   December 31,                   March 31,
(in thousands)                                            1999                         1998                          1998
                                                          ----                         ----                          ----
Balance at beginning of period                          $  2,200                      $  1,802                      $  1,802
Provision for loan losses                                    125                           406                             -
                                                        --------                      --------                      --------
                                                           2,325                         2,208                         1,802
                                                        --------                      --------                      --------
Loan charge-offs                                              15                           269                            50
Recoveries on loans previously charged-off                   (50)                         (261)                          (73)
                                                        --------                      --------                      --------
   Net charge-offs (recoveries)                              (35)                            8                           (23)
                                                        --------                      --------                      --------
Balance at end of period                                $  2,360                      $  2,200                      $  1,825
                                                        ========                      ========                      ========

Loans outstanding at end of period                      $133,818                      $117,912                      $100,857
Average loans outstanding during period                  125,538                       103,548                       102,640

Net charge-offs (recoveries) to average loans             -0.03%                         0.01%                        -0.09%
outstanding
Allowance for loan losses:

     to total loans                                         1.76                          1.87                          1.81
     to nonperforming loans/(1)/                           97.40                        161.88                        316.29
     to nonperforming assets/(1)/                          87.57                        134.89                        214.96

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

     The Company had $2,742,000 in impaired loans as of March 31,1999. The carrying value of impaired loans for which there is a related allowance for loan losses was $260,000, with the amount of specific allowance for loan losses allocated to these loans of $123,000. There was $2,389,000 in impaired loans for which there were a general allowance allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the first three months of 1999 was approximately $2,289,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $54,000. Impaired loans at March 31, 1999, included $2,423,000 of nonaccrual loans. Included in impaired loans as of March 31, 1999 were $487,000 of troubled debt restructured loans, $123,000 of which, were on nonaccrual and the remaining $364,000 were in compliance with the modified terms.

     The Company had approximately $1,836,000 in impaired loans as of December 31, 1998. The carrying value of impaired loans for which there is a related allowance for loan losses was $153,000, with the amount of specific allowance for loan losses allocated to these loans of $41,000. There were $1,683,000 in impaired loans for which there was no related specific allowance for loans losses. However, general allowance consistent with the level of allowance for similar loans with similar risk characteristics were maintained for impaired loans without specific allowance. The average recorded investment in impaired loans during 1998 was $1,131,085. Impaired loans at December 31, 1998 included $1,359,000 of nonaccrual loans. Included in impaired loans as of December 31, 1998 were $614,000 of troubled debt restructured loans, $341,000 of which were on nonaccrual and the remaining $273,000 were in compliance with the modified terms.

     The Company had $907,000 in impaired loans as of March 31, 1998. The carrying value of impaired loans for which there is a related allowance for loan losses was $213,000, with the amount of specific allowance for loan losses allocated to these loans of $80,000. There were $694,000 in impaired loans for which there was a general allowance allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the first three months of 1998 was approximately $1,053,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $22,000. Nonaccrual loans at March 31, 1998, included $577,000 of the impaired loans. Included in impaired loans as of March 31, 1998 were $408,000 of restructured loans, $78,000 of which, were on nonaccrual and the remaining $329,000 were in compliance with the modified terms.


Investment Securities

     The following table sets forth the amortized cost and fair value of securities available-for-sale as of March 31, 1999 and December 31, 1998:

                                                                               March 31, 1999

                                                   -------------------------------------------------------------------------
                                                                           Gross                Gross
                                                    Amortized           Unrealized           Unrealized              Fair
(in thousands)                                        Cost                 Gain                 Loss                 Value
                                                      ----                 ----                 ----                 -----

U.S. Government securities                           $     -                 $  -                 $  -              $     -
U.S. Government agency and
   mortgage-backed securities                         39,710                   16                  630               39,096
Small Business Administration securities                 779                    -                   13                  766
Municipal securities                                   2,551                    2                   14                2,539
Federal Reserve Bank Stock                               439                    -                    -                  439
Collateralized mortgage obligations                    8,870                   11                  166                8,715
                                                     -------                 ----                 ----              -------
        Total                                        $52,349                 $ 29                 $823              $51,555
                                                     =======                 ====                 ====              =======

                                                                               December 31, 1998
                                                   -------------------------------------------------------------------------
                                                                          Gross                Gross
                                                    Amortized           Unrealized           Unrealized              Fair
(in thousands)                                        Cost                 Gain                 Loss                 Value
                                                      ----                 ----                 ----                 -----

U.S. Government securities                           $     -                 $  -                 $  -              $     -
U.S. Government agency and
   mortgage-backed securities                         68,487                  153                  514               68,126
Small Business Administration securities                 858                    1                    7                  852
Municipal securities                                   2,551                    3                    8                2,546
Federal Reserve Bank Stock                               439                    -                    -                  439
Collateralized mortgage obligations                    9,034                    -                  106                8,928
                                                     -------                 ----                 ----              -------
        Total                                        $81,369                 $157                 $635              $80,891
                                                     =======                 ====                 ====              =======

     The amortized cost and fair value of securities held-to-maturity as of March 31, 1999, and December 31, 1998 are as follows:

                                                                        March 31, 1999
                                         --------------------------------------------------------------------------
                                                                 Gross                 Gross
                                            Amortized          Unrealized           Unrealized              Fair
(in thousands)                                Cost                Gain                 Loss                Value
                                             -----                ----                 ----                -----

U.S. Government securities                     $ 3,041             $ 86                  $  -             $ 3,127
U.S. Government agency securities                2,000                5                     -               2,005
U.S. Government agency
   mortgage-backed securities                   16,978                2                   101              16,879
                                               -------             ----                  ----             -------
        Total                                  $22,019             $ 93                  $101             $22,011
                                               =======             ====                  ====             =======

                                                                      December 31, 1998
                                         --------------------------------------------------------------------------
                                                                 Gross                 Gross
                                            Amortized          Unrealized           Unrealized              Fair
(in thousands)                                Cost                Gain                 Loss                Value
                                              ----                ----                 ----                -----

U.S. Government securities                     $ 3,043              $151                 $  -             $ 3,194
U.S. Government agency securities                2,250                21                    -               2,271
U.S. Government agency                               -                 -                    -                   -
   mortgage-backed securities                   18,788                 1                  119              18,670
                                               -------              ----                 ----             -------
        Total                                  $24,081              $173                 $119             $24,135
                                               =======              ====                 ====             =======


     During the three months ended March 31, 1999 and the twelve months ended December 31, 1998, securities available-for-sale were sold for aggregate proceeds of $25,556,000 and $15,337,000, respectively. These sales resulted in gross realized gains and losses of $89,000 and ($54,000) for the three months ended March 31, 1999 and $12,000 and ($18,000) for the twelve months period ended December 31, 1998.

Deposits

     Total deposits at March 31, 1999 were $220,152,000, a decrease of $10,429,000 or 4.5% from $230,581,000 at December 31, 1998. The Company attracts deposits primarily from individuals and businesses related to the health care services industry, as well as other professionals and professional services firms. The Company has no brokered deposits and the Company's practice is to not purchase brokered deposits.

     The following table sets forth the amount of deposits by category and the percentage of each category to total deposits as of March 31, 1999 and December 31, 1998:

                                                     March 31, 1999                            December 31, 1998
(in thousands)                                  Amount          % of Total                  Amount          % of Total
                                                ------          ----------                  ------          ----------

Demand, noninterest-bearing                    $ 99,092             45.01%                 $109,422             47.46%
Demand, interest-bearing                         14,416              6.55                    16,711              7.25
Savings deposits                                 12,091              5.49                    12,553              5.44
Money market deposits                            61,778             28.06                    62,948             27.30
Time deposits under $100,000                      9,263              4.21                     8,625              3.74
Time deposits of $100,000 and over               23,512             10.68                    20,323               .81
                                               --------             -----                  --------             -----
                                               $220,152             100.0%                 $230,581             100.0%
                                               ========             =====                  ========             =====

     Historically, deposit levels increase substantially at year-end as clients increase cash reserves required for first and second quarter tax payments and bonuses. In addition, increasing competition for operating cash deposits comes from broker dealer products and accounts. In order to minimize the effects of such "disintermediation" from the Company to such accounts, the Company is currently offering to clientele such accounts through its CNET products. The CNET product is a money market mutual fund. The goal of the fund is to provide as high a level of current income as is consistent with preservation of principal and liquidity. The fund is managed by The Cadre Network Health Financial Services Liquid Asset Fund, and is not insured by the FDIC and is not an obligation of, or guaranteed by the Company or its subsidiaries and is subject to investment risk, including possible loss of principal invested.

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

     The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of March 31, 1999.

                                                                                            To Be Well
                                                             For Capital                 Capitalized Under
                                                               Adequacy                  Prompt Corrective
                                      Actual                   Purposes                  Action Provisions
                              ----------------------   --------------------------   --------------------------
(in thousands)                   Amount    Ratio           Amount       Ratio           Amount       Ratio
                                 ------    -----           ------       -----           ------       -----
Company
Leverage /(1)/                   $26,143  10.17%            $10,280     4.00%            $12,850     5.00%
Tier 1 Risk-Based                 26,143   16.33              6,402      4.00              9,603      6.00
Total Risk-Based                  29,027   18.14             12,804      8.00             16,005     10.00

Bank
Leverage                         $22,972   8.95%            $10,263     4.00%            $12,828     5.00%
Tier 1 Risk-Based                 22,972   14.36              6,397      4.00              9,595      6.00
Total Risk-Based                  24,976   15.62             12,794      8.00             15,992     10.00


/1/ The minimum required by the FRB is 3%; for all but the most highly rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

     The Company and the Bank, at March 31,1999, were considered "well-capitalized" and exceeded all applicable minimum capital requirements. Capital requirements of the federal banking regulators, however, could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth.

     During March 1998, the Company received approximately $3,490,000 in additional capital due to the exercise of 276,515 in stock options. On May 29, 1998, the Company gave notice of its' intent to call for partial redemption of $2,625,000 principal amount of the Professional Bancorp, Inc., 8.50% Convertible Subordinated Reset Notes due March 1, 2004. As a result of this call, approximately $2,552,000 of the notes converted to 200,955 shares of common stock and $73,000 in notes were redeemed by the June 30, 1998 redemption date. For the three months ended March 31, 1999, approximately $237,000 of notes were converted to 18,663 shares of common stock.

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

     The Bank's primary sources of liquidity are federal funds sold to other banks and the investment securities portfolio. For the three months ended March 31,1999, federal funds sold averaged $7,069,000 and compared to $18,368,000 for the same period in 1998. In addition, securities in the available-for-sale portfolio can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs primarily as collateral for reverse repurchase agreements. The fair value of securities available-for-sale and securities held-to-maturity at March 31, 1999, were $51,555,000 and $22,001,000, respectively.

     The Bank sells securities under agreements to repurchase. Securities sold under repurchase agreements are recorded as short-term obligations. During the first three months of 1999, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase were
$25,000,000 and $8,784,000, respectively; the average rate paid was 4.95%.    At
March 31, 1999, there were no securities sold under agreements to repurchase.

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

Assessment: The task force has developed an overall strategy which identifies and categorizes internal information and operating systems, and external vendors, customers, auditors and business partners, according to risk of business disruption. Each operating system, process, vendor, or other business partner is risk assessed based upon the impact on the Company's business. High risk processes and systems have been categorized as "mission critical" and have been prioritized in our Year 2000 risk mitigation process. Testing plans have been developed, and we have completed testing all mission critical and many other identified systems. The testing of substantially all systems is scheduled to be completed by June 30, 1999. We have identified contingency plans and alternatives, including replacement or elimination, for mission critical systems and other systems in the event that such actions become necessary. Also, we have integrated the Year 2000 business risks into our overall bankwide business resumption plans. We will test mission critical and other systems on an ongoing basis to reasonably determine that they will continue to operate after the Year 2000.

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

Significant progress has been accomplished in our efforts to prepare for the Year 2000-century date change. All of our mission critical systems have been tested and none have failed. Additionally, we are 85% complete assessing, renovating, testing and implementing Year 2000 preparedness for all other identified systems. Management currently estimates the overall cost of Year 2000 risk mitigation not to exceed $100,000 in operating expenses and $300,000 in fixed asset purchases of which approximately 75% has been incurred. These costs are included within our ongoing budget and planning process.

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

Results of Operations

   The Company reported consolidated net earnings of $335,543 for the first quarter of 1999, compared with net earnings of $304,335 for the first quarter of 1998. Basic and diluted earnings per share for the first quarter of 1999 were $0.17 and $0.16, respectively, compared to $0.22 basic and $0.17 diluted earnings per share for the same period in 1998. Return on average shareholders' equity for the first quarter of 1999 and 1998, were 5.25% and 7.29%, respectively. Additionally, return on average assets for the first quarter of 1999 and 1998, were 0.53% and 0.52%, respectively.

                 The improvement in net earnings for the first quarter of 1999 as compared to 1998, are primarily the result of growth in the loan portfolio, increase in non-interest income and containment of non-interest expense for the three months ended March 31, 1999.

Net Interest Income

     The Company's earnings depend primarily on net interest income, which is the difference between the interest and fees earned on loans and investments less the interest paid on deposits, borrowings and convertible notes. For the quarter ended March 31, 1999, net interest income increased 11.7% to $3,472,000 from $3,108,000 for the quarter ended March 31, 1998. The increase in net interest income is primarily the result of a 10.5% or $21,608,000 million increase in average interest-earning assets, for the three months ended March 31, 1999 as compared to the same period in 1998. For the three months ended March 31, 1999 and 1998, the net interest margin was 6.18% and 6.11%, respectively.

     The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three months ended March 31, 1999 and 1998.

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                     1999                                 1998
                                                                     ----                                 ----
                                                        Average     Yield/                   Average     Yield/
(in thousands)                                          Balance      Rate     Interest       Balance      Rate     Interest
                                                       ----------   -------   --------      ----------   -------   --------
Assets
Interest-earning assets:
   Securities                                           $ 91,809      5.84%     $1,322       $ 85,079      6.13%     $1,285
   Loans/(1)/                                            127,615      9.17       2,884        102,640      9.78       2,475
   Federal funds sold                                      7,069      4.78          83         18,368      5.45         247
   Interest-earning deposits - banks                       1,400      9.11          31            198      4.10           2
                                                        --------                ------       --------                ------
        Total interest-earning assets                    227,893      7.69       4,321        206,285      7.88       4,009
                                                        --------                ------       --------                ------
Deferred loan fees                                          (204)                                (145)
Allowance for loan losses                                 (1,873)                              (1,808)
Noninterest-earning assets:
   Cash and due from banks                                23,864                               22,716
   Premises and equipment                                  1,440                                1,549
   Accrued interest receivable                             1,321                                    -
   Other assets                                            4,699                                6,566
                                                        --------                             --------
        Total assets                                    $257,141                             $235,163
                                                        ========                             ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing demand deposits                      $ 13,715      0.76%     $   26       $ 13,630      0.94%     $   31
  Savings and money market deposits                       80,617      1.99         396         80,367      2.07         410
  Time deposits under $100,000                             8,699      4.32          93          7,550      4.62          86
  Time deposits of $100,000 and over                      19,776      4.28         209         22,895      4.65         262
   Convertible notes                                         958      7.00          17          5,375      8.15         108
   Repurchase agreements                                   8,784      5.02         109            222      5.58           3
                                                        --------                ------       --------                ------
        Total interest-bearing liabilities               132,550      2.60         849        130,039      2.81         901
                                                        --------                ------       --------                ------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits                    95,602                               84,719
   Other liabilities                                       3,078                                3,234
   Shareholders' equity                                   25,912                               17,171
                                                        --------                             --------
        Total liabilities and shareholders' equity      $257,141                             $235,163
                                                        ========                             ========

Interest income as a percentage of average
   earning assets                                                     7.69%                                7.88%
Interest expense as a percentage of average
   interest-bearing liabilities                                       2.60%                                2.81%
Net interest margin and income                                        6.18%     $3,472                     6.11%     $3,108
                                                                                ======                               ======

/(1)/  Nonaccrual loans are included in average balances and rate calculations.

   The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three months ended March 31,1999 and 1998. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts.

                                                                       Three Months Ended
                                                                     March 31, 1999 and 1998
                                                                     -----------------------
(in thousands)                                                Volume            Rate            Total
                                                              ------            ----            -----
Increase (decrease) in interest income:
     Securities                                               $  99            $ (62)           $  37
     Loans                                                      572             (163)             409
     Federal funds sold                                        (136)             (27)            (163)
     Interest-bearing deposits - banks                           24                5               29
                                                              -----            -----            -----
                                                                559             (247)             312
                                                              -----            -----            -----

Increase (decrease) in interest expense:
     Interest-bearing demand deposits                             -               (6)              (6)
     Savings and money market deposits                            1              (15)             (14)
     Time deposits under $100,000                                13               (6)               7
     Time deposits of $100,000 and over                         (34)             (19)             (53)
     Convertible notes                                          (78)             (14)             (92)
     Repurchase agreements                                      106               (0)             106
                                                              -----            -----            -----
                                                                  8              (60)             (52)
                                                              -----            -----            -----
Increase (decrease) in net interest income                    $ 551            $(187)           $ 364
                                                              =====            =====            =====

   Interest income represents interest earned on loans, investment securities and federal funds sold. Interest income increased 7.8% or $312,000 to $4,321,000 for the three months ended March 31, 1999 from $4,009,000 for the same period in 1998. The increase in interest income for the three months ended March 31, 1999 as compared to the same period in 1998, was primarily the result of a 16.5% or $409,000 increase in interest income earned on loans, a 2.9% or $37,000 increase in interest income earned on securities. These increases were offset to a lessor extent by a 66.4% or $164,000 decrease in federal funds sold for the three months ended March 31, 1999 as compared to the same period in 1998.

   Interest expense represents interest paid on deposits, Company borrowings and convertible notes. Interest expense for the three months ended March 31, 1999 was $849,000 compared to $901,000 for the same period in 1998, a decrease of 5.8%. The decrease in interest expense for the period ended March 31, 1999 as compared to the same period in 1998, is primarily related to a $91,000 decrease in interest expenses on convertible notes. Average convertible notes outstanding decreased to $958,000 for the three months ended March 31, 1999, from $5,375,000 for the same three month period in 1998. In addition, interest expense was further impacted by an increase in average repurchase agreements outstanding during the period ended March 31, 1999 as compared to the same period in 1998. Interest expense on repurchase agreements increased to $109,000 for the three months period ended March 31, 1999 from $3,000 for the same period in 1998. The increase in average repurchase agreements outstanding during the periods presented, was a result of the growth in the loan portfolio.

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

   The Company recorded provisions for loan losses of $125,000 for the three months period ended March 31, 1999, compared to zero provisions for loan losses for the same period in 1998. The increase in the provision for loan losses in 1999 is in response to growth in the loan portfolio and increases in nonperforming loans in the first quarter of 1999. Net charge-offs (recoveries) to average outstanding loans for the first quarter of 1999 and 1998 were (0.03%) and (0.09%), respectively.

Other Operating Income

   For the three months ended March 31, 1999, other operating income totaled $516,000 compared with $467,000 for the same period in 1998. The increase was primarily related to a $42,000 increase in mortgage brokering fees and a $35,000 net gain recognized on the sale of securities during the three months ended March 31, 1999 as compared to no gain recognized during the same period in 1998.

Other Operating Expense

   Other operating expense for the first quarter of 1999, increased to $3,294,000 for the three months period ended March 31, 1999 from $3,133,000 for the same period in 1998. The increase primarily occurred in salaries and other employee benefits and business development expenses, offset to a lessor extent by decreases in professional services and strategic planning and other outside consulting expenses.

   Salaries and other employee benefits increased approximately $167,000 to $1,705,000 for the first quarter of 1999, compared to $1,538,000 for the first quarter of 1998. The increase primarily relates to an increased number of employees as the Company became more fully staffed and increased group insurance expenses during the quarter ended March 31, 1999 as compared to the same quarter in 1998.

   Professional services and strategic planning and other outside consulting decreased 13.6% and 88.4%, respectively, during the three months period ended March 31, 1999, as compared to the same periods in 1998. The utilization of services of outside professionals to augment staffing and support service training has declined as the Company returns to full staffing.

Income Taxes

   For the three months ended March 31, 1999, the provision for income taxes was $233,000 compared to $138,000 for the same period in 1998.

   Management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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

                                                                                                      There                  Fair
                                               1999       2000      2001         2002      2003       After       Total      Value
                                              ------     ------    -------      ------    -------    -------     -------    -------
                                                                        (U.S. $ equivalent in thousands)
ASSETS (1)
----------

Securities
  U.S. government securities
       Fixed                                  $     -    $     -    $1,016     $     -    $ 2,024     $     -    $ 3,040    $ 3,127
           Weighted average interest rate                             6.81%                  5.89%                  6.35%
  U.S. government agency and
    mortgage-backed securities
       Fixed                                        -          -         -           -      2,000      38,642     40,642     40,194
           Weighted average interest rate                                                    5.65%       6.42%      6.04%
       Variable                                     -          -         -           -          -      18,046     18,046     17,769
           Weighted average interest rate                                                                5.84%      5.84%
Municipal securities
       Fixed                                        -          -         -           -          -       2,551      2,551      2,539
          Weighted average interest rate                                                                 5.72%      5.72%
  Small Business Administration securities
       Variable                                     -          -         -           -          -         782        782        769
          Weighted average interest rate                                                                 5.81%      5.81%
  Collateralized mortgage securities
       Fixed                                        -          -         -           -          -       7,177      7,177      7,177
          Weighted average interest rate                                                                 5.86%      5.86%
       Variable                                     -          -         -           -          -       1,693      1,693      1,693
          Weighted average interest rate                                                                 5.47%      5.47%
  Federal Reserve Bank Stock
       Fixed                                        -          -         -           -          -         439        439        439
          Weighted average interest rate            -          -         -           -          -        6.00%      6.00%

Loans
       Fixed                                    6,900      1,826     2,525       5,164      3,692       5,798     26,007     25,827
          Weighted average interest rate         8.96%      7.09%     8.52%       7.96%      8.40%       7.89%      8.28%
       Variable                                47,131     12,911     7,605      11,302     16,020      12,842    107,811    107,811
          Weighted average interest rate         8.97%      9.09%     9.05%       9.16%      9.07%       8.61%      8.98%

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

                                                                                                      There                Fair
                                                    1999       2000      2001     2002      2003      After     Total      Value
                                                   ------     ------    ------   ------    ------    -------   -------    -------
                                                                        (U.S. $ equivalent in thousands)
LIABILITIES (1)
---------------

Deposits
  Noninterest-bearing transaction accounts         $99,092    $    -    $   -    $    -    $    -    $   -     $99,092    $99,092
       Weighted average interest rate                 0.00%        -        -         -         -        -        0.00%
  Interest-bearing transaction accounts             14,416         -        -         -         -        -      14,416     14,416
       Weighted average interest rate                 0.76%        -        -         -         -        -        0.76%
  Savings and money market accounts                 73,868         -        -         -         -        -      73,868     73,868
       Weighted average interest rate                 1.99%        -        -         -         -        -        1.99%
  Certificates of deposit and other time deposits
    Fixed                                           31,660     1,115        -         -         -        -      32,775     32,656
       Weighted average interest rate                4.55%     4.02%        -         -         -        -

Convertible notes                                        -         -        -         -         -      958         958        875
       Weighted average interest rate                    -         -        -         -         -     7.00%       7.00%

OFF-BALANCE SHEET ASSETS
------------------------
  Interest rate swaps                               15,000         -        -         -         -        -      15,000     15,000
       Weighted average interest rate - pay           6.60%        -        -         -         -        -        6.60%
       Weighted average interest rate - receive       5.69%        -        -         -         -        -        5.69%

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

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11   Statement regarding computation of per share earnings

              (b) Reports on Form 8-K: No reports on Form 8-K were filed for the quarter ended March 31, 1999.

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


                                  PROFESSIONAL BANCORP, INC.
                                  --------------------------
                                  (Registrant)



Date:  May 15, 1999               /s/ Julie P. Thompson
                                  --------------------------------
                                  Julie P. Thompson
                                  Chairman of the Board


Date:  May 15, 1999               /s/ Eric J. Woodstrom
                                  --------------------------------
                                  Acting - Chief Financial Officer