Form 10-Q
period 1999-06-30
PROFESSIONAL BANCORP INC
filed 1999-08-16
CIK 700914

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 1999


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

As of July 31, 1999, 2,015,873 shares of the Registrant's $0.008 par value common stock were outstanding.

                          PROFESSIONAL BANCORP, INC.
                                     INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I.   FINANCIAL INFORMATION

          Item 1     Financial Statements

                     Consolidated Statements of Financial Condition as of
                     June 30, 1999 and December 31, 1998                                              3

                     Consolidated Statements of Operations
                     for the three and six months ended June 30, 1999 and 1998                        4

                     Consolidated Statements of Comprehensive Income
                     for the three and six months ended June 30, 1999 and 1998                        5

                     Consolidated Statements of Cash Flows for the six months
                     ended June 30, 1999 and 1998                                                     6

                     Notes to Consolidated Financial Statements                                       7

          Item 2     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                        8

          Item 3     Quantitative and Qualitative Disclosures About Market Risk                      22

PART II.  OTHER INFORMATION

          Item 6      Exhibits and Reports on Form 8-K                                               24

SIGNATURES                                                                                           25

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                June 30,             December 31,
                                                                                  1999                  1998
                                                                                  ----                  ----
                                                                              (Unaudited)
Assets
Cash and due from banks:
  Noninterest-bearing                                                         $ 28,975,000           $ 20,992,183
  Interest-bearing                                                               1,154,256                572,519
Federal funds sold                                                               4,400,000             10,400,000
                                                                              ------------           ------------
Cash and cash equivalents                                                       34,529,256             31,964,702

Securities available-for-sale (cost of $50,284,000 and
  $81,369,000 in 1999 and 1998, respectively)                                   47,989,575             80,891,072
Securities held-to-maturity (fair value of $20,559,000
  and $24,135,000 in 1999 and 1998, respectively)                               20,755,274             24,080,592
Loans (net of allowance for loan losses of $2,313,000
  and $2,200,000 in 1999 and 1998, respectively)                               142,905,623            115,518,693
Premises and equipment, net                                                      1,387,555              1,390,128
Deferred tax asset                                                               2,030,245              1,242,748
Accrued interest receivable and other assets                                     4,624,352              4,613,504
                                                                              ------------           ------------
                                                                              $254,221,880           $259,701,439
                                                                              ============           ============

Liabilities and Shareholders' Equity
Liabilities
Deposits:
  Demand, noninterest-bearing                                                 $102,328,229           $109,421,629
  Demand, interest-bearing                                                      12,763,382             16,710,541
  Savings and money market                                                      78,486,356             75,500,642
  Time deposits                                                                 32,753,589             28,947,934
                                                                              ------------           ------------
Total deposits                                                                 226,331,556            230,580,746

Convertible notes                                                                  868,000              1,116,000
Accrued interest payable and other liabilities                                   1,977,692              2,683,582
                                                                              ------------           ------------
Total liabilities                                                              229,177,248            234,380,328
                                                                              ------------           ------------

Commitments and contingent liabilities

Shareholders' equity:
Common stock, $.008 par value; 12,500,000 shares
  authorized; 2,064,710 and 2,064,710 issued
  and 2,015,873 and 1,996,344 outstanding in 1999 and 1998,                         16,683                 16,526
  respectively
Additional paid-in-capital                                                      21,098,088             20,873,603
Retained earnings                                                                5,766,336              5,239,275
Treasury stock, at cost  (69,467 shares in  both 1999 and 1998)                   (537,251)              (537,251)
Unrealized loss on securities available-for-sale, net of taxes                  (1,299,224)              (271,042)
                                                                              ------------           ------------
Total shareholders' equity                                                      25,044,632             25,321,111
                                                                              ------------           ------------
                                                                              $254,221,880           $259,701,439
                                                                              ============           ============

         See accompanying notes to consolidated financial statements.

                      PROFESSIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                    June 30,

                                                                    -----------------------------------------------------
                                                                          1999         1998          1999         1998
                                                                    -----------------------------------------------------
Interest income
Loans                                                                  $3,193,826   $2,502,264    $6,078,172   $4,978,008
Securities                                                              1,057,459    1,071,114     2,379,203    2,356,289
Federal funds sold and securities purchased
     under agreements to resell                                           162,913      544,736       246,299      791,656
Interest-bearing deposits in other banks                                    4,595        1,589        36,062        3,135
                                                                    -----------------------------------------------------
Total interest income                                                   4,418,793    4,119,703     8,739,736    8,129,088
                                                                    -----------------------------------------------------

Interest expense
Deposits                                                                  737,257      814,435     1,461,101    1,604,529
Convertible notes                                                          13,242       81,559        29,789      189,748
Federal funds purchased and securities
     sold under agreements to repurchase                                        -            -       108,737        3,055
                                                                    -----------------------------------------------------
Total interest expense                                                    750,499      895,994     1,599,627    1,797,332
                                                                    -----------------------------------------------------
Net interest income                                                     3,668,294    3,223,709     7,140,109    6,331,756
Provision for loan losses                                                  47,000            -       172,000            -
                                                                    -----------------------------------------------------
Net interest income after provision
     for loan losses                                                    3,621,294    3,223,709     6,968,109    6,331,756
                                                                    -----------------------------------------------------

Other operating income
Net gain (loss) on sale securities available-for-sale                       4,266       (8,735)       39,610       (8,735)
Merchant discount                                                          78,980       50,593       140,492      109,277
Mortgage brokering fees                                                     8,308       69,577        63,094       83,523
Service charges on deposits                                               228,541      222,842       457,608      479,789
Other income                                                              127,459      125,795       262,894      263,153
                                                                    -----------------------------------------------------
Total other operating income                                              447,554      460,072       963,698      927,007
                                                                    -----------------------------------------------------
Other operating expenses
Salaries and employee benefits                                          1,785,603    1,653,224     3,491,048    3,191,079
Occupancy                                                                 350,966      352,892       737,957      701,463
Furniture and equipment                                                   214,247      199,793       423,206      390,265
Meetings and business development                                          47,764       61,875       120,755       93,950
Donations                                                                  66,365       25,816        90,146       62,752
Other promotion                                                            72,774       84,324       142,546      152,262
Legal fees                                                                226,477      159,551       318,112      251,897
Audit, accounting and examinations                                        129,615       40,495       172,605       84,035
Professional services                                                     334,163      282,215       642,605      639,229
Strategic planning and other outside consulting                            16,399       37,473        22,629       91,388
Office supplies                                                            63,458       55,481       126,657      121,494
Telephone                                                                  61,381       71,845       123,731      140,512
Postage                                                                    33,147       40,392        68,732       81,394
Messenger service                                                           8,087        8,280        14,128       17,498
FDIC assessment                                                             6,290        6,609        12,693       12,762
Other assessments                                                          47,961       44,648        91,633       87,829
Other expense                                                             139,742      170,637       299,368      308,388
                                                                    -----------------------------------------------------
Total other operating expenses                                          3,604,439    3,295,550     6,898,551    6,428,197
                                                                    -----------------------------------------------------
Earnings before taxes                                                     464,409      388,231     1,033,256      830,566
Provision for income taxes                                                172,141      164,000       405,445      302,000
                                                                    -----------------------------------------------------
Net earnings                                                           $  292,268   $  224,231    $  627,811   $  528,566
                                                                    =====================================================

Earnings per share
    Basic                                                              $     0.14   $     0.13    $     0.31   $     0.34
    Diluted                                                            $     0.14   $     0.13    $     0.30   $     0.30

                  See accompanying notes to consolidated financial statements.

                  PROFESSIONAL BANCORP, INC.  AND SUBSIDAIRY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                 June 30,
                                                                      --------                                 --------
                                                               1999                1998               1999                 1998
                                                               ----                ----               ----                 ----
Net earnings                                                $ 292,268            $224,231         $   627,811            $528,566
Other Comprehensive Income, net of tax
  Unrealized gains (losses) on securities
      available for sale:
    Unrealized holding gains (losses) arising
       during the period                                     (857,157)            (80,767)         (1,047,417)            117,931
    Reclassification adjustment                                (1,787)            (11,434)             19,235             (11,434)
                                                            ---------------------------------------------------------------------
    Other Comprehensive Income                               (858,944)            (92,201)         (1,028,182)            106,497
                                                            ---------------------------------------------------------------------

Comprehensive Income (Loss)                                 $(566,676)           $132,030         $  (400,371)           $635,063
                                                            =====================================================================

         See accompanying notes to consolidated financial statements.

                  PROFESSIONAL BANCORP, INC.  AND SUBSIDAIRY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                    Six Months Ended June 30,
                                                                                                    1999                 1998
                                                                                                    ----                 ----
Cash flows from operating activities:
  Net earnings                                                                                  $    627,811       $    528,566
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                                                    294,362            290,054
    Provision for loan losses                                                                        172,000                  -
    (Gain) loss on sales of securities available-for-sale                                            (39,610)             8,735
    Amortization of convertible note expense                                                           8,864             52,255
    Increase in deferred tax asset                                                                  (787,497)          (214,291)
    Decrease in accrued interest receivable and other assets                                         744,423              6,959
    Increase in accrued interest payable and other liabilities                                      (705,887)          (110,971)
    Net amortization of premiums and discounts
     on securities held-to-maturity                                                                  120,954            183,362
    Net amortization of premiums and discounts
     on securities available-for-sale                                                                149,000            161,142
                                                                                                ------------       ------------
   Net cash provided by operating activities                                                         584,420            905,811
                                                                                                ------------       ------------
Cash flows from investing activities:
  Proceeds from:
    Maturities of securities held-to-maturity                                                        250,000          3,056,168
    Maturities of securities available-for-sale                                                            -          6,870,516
    Sales of securities available-for-sale                                                        27,187,261         10,234,664
  Principal payments and maturities of:
    Mortgage-backed securities held-to-maturity                                                    2,954,364          2,544,830
    Mortgage-backed securities available-for-sale                                                  5,736,476          6,348,014
  Purchases of securities available-for-sale                                                      (1,947,308)       (10,637,813)
  Net (increase) decrease in loans                                                               (27,558,930)         5,618,520
  Purchase of bank premises and equipment, net                                                      (291,789)          (242,079)
                                                                                                ------------       ------------
  Net cash provided by investing activities                                                        6,330,074         23,792,820
                                                                                                ------------       ------------
Cash flows from financing activities:
  Net decrease in demand deposits and savings accounts                                            (8,054,845)       (11,749,284)
  Net increase (decrease) in time deposits                                                         3,805,655         (1,081,895)
  Cash dividends                                                                                    (100,750)           (83,825)
  Proceeds from exercise of stock options                                                                  -          3,794,363
                                                                                                ------------       ------------
Net cash used in financing activities                                                             (4,349,940)        (9,120,641)
                                                                                                ------------       ------------
Net decrease in cash and cash equivalents                                                          2,564,554         15,577,990
                                                                                                ------------       ------------
Cash and cash equivalents, beginning of period                                                    31,964,702         54,339,670
                                                                                                ------------       ------------
Cash and cash equivalents, end of period                                                        $ 34,529,256       $ 69,917,660
                                                                                                ============       ============
Supplemental disclosure of cash flow information -
     Cash paid during the period for:
     Interest                                                                                   $  1,605,992       $  1,925,902
     Income taxes                                                                               $  1,120,000       $    122,000
Supplemental disclosure of noncash items:
     Decrease in unrealized losses on securities available for sale securities, net of tax      $  1,815,678       $    170,509
     Conversion of notes                                                                        $    214,988       $  2,836,562
     Tax benefit on stock options exercised                                                                -       $    560,384

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

         The financial position at June 30, 1999, and the results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


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

         The Company adopted, effective January 1, 1998, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. For the three and six months ended June 30, 1999, net earnings totaled $292,268 and $627,811, other comprehensive income (loss) totaled $(848,944) and $(1,028,182) and total comprehensive income (loss) totaled $(556,676) and $(400,371), respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Professional Bancorp, Inc. (the "Company"), holding company for First Professional Bank, N.A. (the "Bank"), recorded net earnings of $292,268 or $0.14 per share for the second quarter of 1999, compared with net earnings of $224,231 or $0.13 per share for the second quarter of 1998. For the six months ended June 30, 1999, the Company had net earnings of $627,811 or $0.31 per share, this compares to net earnings of $528,566 or $0.34 per share for the first six months of 1998. The Company had total assets of $254,221,880 at June 30, 1999, compared to $259,701,439 at December 31, 1998.


Loans

         The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.


                                                    June 30, 1999                      December 31, 1998
                                            -----------------------------------------------------------------
(in thousands)                                 Amount        % of Total              Amount       % of Total
                                            -------------   ------------          ------------   ------------
Commercial                                       $111,534          76.7%              $ 93,952          79.7%
Real estate secured commercial                     23,289          16.0                 11,698           9.9
                                                 --------         -----               --------         -----
                                                  134,823          92.7                105,650          89.6
Equity lines of credit                              4,407           3.0                  5,931           5.0
Other lines of credit                               4,687           3.2                  4,817           4.1
Installment                                         1,545           1.1                  1,482           1.3
Lease financing                                         -             -                     32             -
                                                 --------         -----               --------         -----
         Gross loans                              145,462         100.0%               117,912         100.0%

Less:
     Allowance for loan losses                      2,313                                2,200
     Deferred loan fees, net                          243                                  193
                                                 --------                             --------
         Net loans                               $142,906                             $115,519
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

                                                                        June 30,                 December 31,
(in thousands)                                                           1999                       1998
                                                                         ----                       ----
Nonperforming loans                                                     $2,301                      $1,359
Other real estate owned (OREO)                                               -                           -
Other repossessed assets                                                   272                         272
                                                                        ------                      ------
     Total nonperforming assets                                         $2,573                      $1,631
                                                                        ======                      ======

Accruing loans 90 days or more past due                                 $1,579                      $  100
                                                                        ======                      ======

Nonperforming loans to total loans(1)                                     1.58%                       1.15%
Nonperforming assets(1)
     to total loans                                                       1.77%                       1.38%
     to total loans, OREO and repossessed assets                          1.77%                       1.38%
     to total assets                                                      1.01%                       0.63%

         (1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.

         The total accrued interest on loans 90 days or more past due and still accruing was approximately $4,855 at June 30, 1999, and the Company had no accrued interest due on loans 90 days past due at December 31, 1998. The $1,579,000 in accruing loans over 90 days or more past due and still accruing as of June 30, 1999 were all in the process of being renewed, paid off or the credit quality was not impaired. As a result of the Company's practice to discourage "short-term" extensions, these loans are carried as "past due" to ensure proper underwriting and administrative controls.

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

         The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity during the six months ended June 30, 1999, the year ended December 31, 1998, and the six months ended June 30, 1998:

                                                                                  Period Ended
                                                                                  ------------
                                                             June 30,                December 31,          June 30,
(in thousands)                                                 1999                     1998                 1998
                                                               ----                     ----                 ----
Balance at beginning of period                                $  2,200                $  1,802             $  1,802
Provision for loan losses                                          172                     406                    -
                                                              --------                --------             --------
                                                                 2,372                   2,208                1,802
                                                              --------                --------             --------
Loan charge-offs                                                   136                     269                   60
Recoveries on loans previously charged-off                         (77)                   (261)                (109)
                                                              --------                --------             --------
   Net charge-offs (recoveries)                                     59                       8                  (49)
                                                              --------                --------             --------
Balance at end of period                                      $  2,313                $  2,200             $  1,851
                                                              ========                ========             ========

Loans outstanding at end of period                            $145,462                $117,912             $100,213
Average loans outstanding during period                        133,369                 103,548              101,342

Net charge-offs (recoveries) to average loans outstanding         0.04%                   0.01%               -0.10%
Allowance for loan losses:

   to total loans                                                 1.59                    1.87                 1.85
   to nonperforming loans/(1)/                                  100.52                  161.88               351.23
   to nonperforming assets/(1)/                                  89.90                  134.89               231.66

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

         The Company had $2,535,000 in impaired loans as of June 30,1999. The carrying value of impaired loans for which there is a related allowance for loan losses was $280,000, with the amount of specific allowance for loan losses allocated to these loans of $56,000. There was $2,255,000 in impaired loans for which there were a general allowance allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the first six months of 1999 was approximately $2,371,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $11,000. Impaired loans at June 30, 1999, included $1,230,000 of nonaccrual loans. Included in impaired loans as of June 30, 1999 were $1,213,000 of troubled debt restructured loans, $808,000 of which were on nonaccrual and the remaining $404,000 were in compliance with the modified terms.

         The Company had approximately $1,836,000 in impaired loans as of December 31, 1998. The carrying value of impaired loans for which there is a related allowance for loan losses was $153,000, with the amount of specific allowance for loan losses allocated to these loans of $41,000. There were $1,683,000 in impaired loans for which there was no related specific allowance for loan losses. However, general allowance consistent with the level of allowance for similar loans with similar risk characteristics were maintained for impaired loans without specific allowance. The average recorded investment in impaired loans during 1998 was $1,131,000. Impaired loans at December 31, 1998 included $1,359,000 of nonaccrual loans. Included in impaired loans as of December 31, 1998 were $614,000 of troubled debt restructured loans, $341,000 of which were on nonaccrual and the remaining $273,000 were in compliance with the modified terms.

         The Company had $839,000 in impaired loans as of June 30, 1998. The carrying value of impaired loans for which there is a related allowance for loan losses was $193,000, with the amount of specific allowance for loan losses allocated to these loans of $59,000. There were $646,000 in impaired loans for which there was a general allowance allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the first six months of 1998 was approximately $981,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $33,000. Included in impaired loans as of June 30, 1998 were $374,000 of troubled debt restructured loans, $62,000 of which were on nonaccrual and the remaining $312,000 were in compliance with the modified terms.

Investment Securities

         The following table sets forth the amortized cost and fair value of securities available-for-sale as of June 30, 1999 and December 31, 1998:

                                                                            June 30, 1999
                                                    -------------------------------------------------------------
                                                                        Gross           Gross
                                                     Amortized       Unrealized       Unrealized          Fair
(in thousands)                                         Cost             Gain             Loss             Value
                                                       ----             ----             ----             -----
U.S. Government securities                            $     -        $         -       $      -          $     -
U.S. Government agency and
   mortgage-backed securities                          39,358                  -          1,675           37,683
Small Business Administration securities                  767                  -             24              743
Municipal securities                                    2,551                  -            124            2,427
Federal Reserve Bank Stock                                439                  -             25              414
Collateralized mortgage obligations                     7,169                  -            446            6,723
                                                      -------        -----------       --------          -------
        Total                                         $50,284        $         -       $  2,294          $47,990
                                                      =======        ===========       ========          =======

                                                                          December 31, 1998
                                                    -------------------------------------------------------------
                                                                        Gross           Gross
                                                     Amortized       Unrealized       Unrealized          Fair
(in thousands)                                          Cost            Gain             Loss             Value
                                                        ----            ----             ----             -----
U.S. Government securities                            $     -        $        -        $      -          $     -
U.S. Government agency and
   mortgage-backed securities                          68,487               153             514           68,126
Small Business Administration securities                  858                 1               7              852
Municipal securities                                    2,551                 3               8            2,546
Federal Reserve Bank Stock                                439                 -               -              439
Collateralized mortgage obligations                     9,034                 -             106            8,928
                                                      -------        -----------       ---------         -------
        Total                                         $81,369        $      157        $    635          $80,891
                                                      =======        ==========        ========          =======

         The amortized cost and fair value of securities held-to-maturity as of June 30, 1999, and December 31, 1998 are as follows:

                                                                        June 30, 1999
                                           ------------------------------------------------------------------------
                                                                  Gross               Gross
                                            Amortized           Unrealized          Unrealized              Fair
(in thousands)                                 Cost                Gain                Loss                 Value
                                               ----                ----                ----                 -----
U.S. Government securities                   $ 3,038               $ 22                $  4                $ 3,056
U.S. Government agency securities              2,000                  -                  20                  1,980
U.S. Government agency
   mortgage-backed securities                 15,717                  5                 199                 15,523
                                             -------               ----                ----                -------
        Total                                $20,755               $ 27                $223                $20,559
                                             =======               ====                ====                =======

                                                                        December 31, 1998
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
                                             =======               ====                ====                =======

         During the six months ended June 30, 1999 and the twelve months ended December 31, 1998, securities available-for-sale were sold for aggregate proceeds of $27,148,000 and $15,337,000, respectively. These sales resulted in gross realized gains and losses of $97,000 and ($57,000) for the six months ended June 30, 1999 and $12,000 and ($18,000) for the twelve months period ended December 31, 1998.

Deposits

         Total deposits at June 30, 1999 were $226,332,000, a decrease of $4,249,000 or 1.84% from $230,581,000 at December 31, 1998. The Company attracts deposits primarily from individuals and businesses related to the health care services industry, as well as other professionals and professional services firms. The Company has no brokered deposits and the Company's practice is to not purchase brokered deposits.

         The following table sets forth the amount of deposits by category and the percentage of each category to total deposits as of June 30, 1999 and December 31, 1998:


                                                         June 30, 1999                         December 31, 1998
(in thousands)                                     Amount           % of Total             Amount           % of Total
                                                   ------           ----------             ------           ----------
Demand, noninterest-bearing                       $102,329             45.21%             $109,422             47.46%
Demand, interest-bearing                            12,764              5.64                16,710              7.25
Savings deposits                                    12,782              5.65                12,553              5.44
Money market deposits                               65,704             29.03                62,948             27.30
Time deposits under $100,000                         8,335              3.68                 8,625              3.74
Time deposits of $100,000 and over                  24,418             10.79                20,323               .81
                                                  --------            ------              --------            ------
                                                  $226,332            100.00%             $230,581            100.00%
                                                  ========            ======              ========            ======

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

     The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of June 30, 1999.

                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                For Capital                Prompt Corrective
                                      Actual                 Adequacy Purposes             Action Provisions
                                 ---------------             -----------------             -----------------
(in thousands)                   Amount    Ratio              Amount     Ratio             Amount     Ratio
                                 ------    -----              ------     -----             ------     -----
Company
Leverage/(1)/                    $26,344   10.29%             $10,238    4.00%             $12,797    5.00%
Tier 1 Risk-Based                 26,344   15.31%               6,884    4.00%              10,326    6.00%
Total Risk-Based                  29,365   17.06%              13,768    8.00%              17,210   10.00%

Bank
Leverage                         $23,342    9.16%             $10,190    4.00%             $12,737    5.00%
Tier 1 Risk-Based                 23,342   13.69%               6,821    4.00%              10,231    6.00%
Total Risk-Based                  25,476   14.94%              13,641    8.00%              17,051   10.00%


/1/ The minimum required by the FRB is 3%; for all but the most highly rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

     The Company and the Bank, at June 30,1999, were considered "well-capitalized" and exceeded all applicable minimum capital requirements. Capital requirements of the federal banking regulators, however, could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth.

     On May 29, 1998, the Company gave notice of its' intent to call for partial redemption of $2,625,000 principal amount of the Professional Bancorp, Inc., 8.50% Convertible Subordinated Reset Notes due March 1, 2004. As a result of this call, approximately $2,552,000 of the notes converted to 200,955 shares of common stock and $73,000 in notes were redeemed by the June 30, 1998 redemption date. For the six months ended June 30, 1999, approximately $248,000 of notes were converted to 19,529 shares of common stock.

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

     The Bank's primary sources of liquidity are federal funds sold to other banks and the investment securities portfolio. For the six months ended June 30, 1999, federal funds sold averaged $10,413,000 and compared to $29,395,000 for the same period in 1998. In addition, securities in the available-for-sale portfolio can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs primarily as collateral for reverse repurchase agreements. The fair value of securities available-for-sale and securities held-to-maturity at June 30, 1999, were $47,990,000 and $20,559,000, respectively.

     The Bank sells securities under agreements to repurchase. Securities sold under repurchase agreements are recorded as short-term obligations. During the first six months of 1999, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase were $25,000,000 and $4,368,000, respectively; the average rate paid was 4.95%. At June 30, 1999, there were no securities sold under agreements to repurchase.

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

Assessment: The task force has developed an overall strategy which identifies and categorizes internal information and operating systems, and external vendors, customers, auditors and business partners, according to risk of business disruption. Each operating system, process, vendor, or other business partner is risk assessed based upon the impact on the Company's business. High risk processes and systems have been categorized as "mission critical" and have been prioritized in our Year 2000 risk mitigation process. Testing plans have been developed, and we have completed testing all mission critical and many other identified systems. The testing of substantially all systems was completed by June 30, 1999. We have identified contingency plans and alternatives, including replacement or elimination, for mission critical systems and other systems in the event that such actions become necessary. Also, we have integrated the Year 2000 business risks into our overall bankwide business resumption plans.

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

Significant progress has been accomplished in our efforts to prepare for the Year 2000-century date change. All of our mission critical systems have been tested and none have failed. Additionally, we are 95% complete assessing, renovating, testing and implementing Year 2000 preparedness for all other identified systems. Management currently estimates the overall cost of Year 2000 risk mitigation not to exceed $100,000 in operating expenses and $300,000 in fixed asset purchases for fiscal 1999 of which approximately 85% has been incurred. These costs are included within our ongoing budget and planning process.

We continue with the execution of our Year 2000 Preparedness Plan and remain on schedule to meet our internal timeline and regulatory expectations. Also, we have developed and presented internal and external awareness programs, which reinforce the awareness and the need for preparedness to the Year 2000 problem for the Company's Board of Directors, employees, and our customers. Based upon the information we have developed through our Year 2000 Preparedness Plan, we have not identified risks associated with the date change to Year 2000 that will have a material financial impact on the Company.

Results of Operations

          The Company reported consolidated net earnings of $292,268 for the second quarter of 1999, compared with net earnings of $224,231 for the second quarter of 1998. Basic and diluted earnings per share for the second quarter of 1999 were $0.14, compared to $0.13 basic and diluted earnings per share for the same period in 1998. Return on average shareholders' equity for the second quarter of 1999 and 1998, were 4.54% and 4.14%, respectively. Additionally, return on average assets for the second quarter of 1999 and 1998, were 0.46% and 0.36%, respectively.

     For the first six months of 1999, the Company reported net earnings of $627,811 compared to $528,566 for the same period in 1998. Basic and diluted earnings per share for the six months ended June 30, 1999 were, $0.31 and $0.30, respectively. Comparatively, basic and diluted earnings per share for the six months ended June 30, 1998, were $0.34 and $0.30, respectively. Return on average shareholders' equity for the six months ended June 30, 1999 and 1998, were 4.90% and 5.48%, respectively. Additionally, return on average assets for the six months ended June 30, 1999 and 1998, were 0.49% and 0.44%, respectively.

     The comparative improvement in net earnings for the second quarter and first six months of 1999, as compared to the same periods in 1998, resulted from increased interest income from loans and reduced interest expense for deposits and other borrowings. In addition, net earnings for the second quarter and first six months of 1999, were adversely impacted by higher than anticipated levels of professional service expenses, primarily due to expenses related to completing the 1998 audit and increased legal fees for corporate and lending activities.

Net Interest Income

     The Company's earnings depend primarily on net interest income, which is the difference between the interest and fees earned on loans and investments less the interest paid on deposits, borrowings and convertible notes. For the quarter ended June 30, 1999, net interest income increased 13.8% to $3,668,000 from $3,224,000 for the quarter ended June 30, 1998. For the six months ended June 30, 1999 and 1998 net interest income was $7,140,000 and $6,332,000, respectively. The increase in net interest income for the second quarter June 30, 1999 as compared to the same period in 1998, is primarily the result of a 39% or $39,027,000 increase in average loans outstanding during the quarter. For the six months ended June 30, 1999 average loans outstanding grew 31.6% to $133,369,000 as compared to $101,342,000 for the same period in 1998. For the three and six months ended June 30, 1999, the net interest margin was 6.50% and 6.34%, respectively, compared to 5.96% and 6.03% for the same respective periods in 1998.

     The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three months ended June 30, 1999 and 1998.

                                                                            Three Months Ended June 30,
                                                                            ---------------------------
                                                                     1999                                 1998
                                                                     ----                                 ----

                                                        Average     Yield/                   Average     Yield/
(in thousands)                                          Balance      Rate     Interest       Balance      Rate     Interest
                                                       ----------   -------   --------      ----------   -------   --------
Assets
Interest-earning assets:
   Securities                                           $ 72,389      5.86%     $1,057       $ 76,045      5.65%     $1,071
   Loans/(1)/                                            139,089      9.21       3,194        100,062     10.03       2,502
   Federal funds sold                                     13,751      4.75         163         40,328      5.42         545
   Interest-earning deposits - banks                       1,317      1.40           5            614      1.31           2
                                                        --------                ------       --------                ------
        Total interest-earning assets                    226,546      7.82       4,419        217,049      7.61       4,120
                                                        --------                ------       --------                ------
Deferred loan fees                                          (219)                                 (92)
Allowance for loan losses                                 (2,303)                              (1,843)
Noninterest-earning assets:
   Cash and due from banks                                24,700                               23,619
   Premises and equipment                                  1,404                                1,557
   Other assets                                            5,986                                5,897
                                                        --------                             --------
        Total assets                                    $256,114                             $246,187
                                                        ========                             ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits                     $ 13,688      0.70%     $   24       $ 12,927      0.94%     $   30
   Savings and money market deposits                      79,559      1.81         359         81,094      2.06         417
   Time deposits under $100,000                            8,716      4.19          91          7,881      4.68          92
   Time deposits of $100,000 and over                     25,107      4.20         263         24,012      4.61         275
   Convertible notes                                         879      6.04          13          4,224      7.76          82
   Repurchase agreements                                       -         -           -              -         -           -
                                                        --------                ------       --------                ------
        Total interest-bearing liabilities               127,949      2.35         750        130,137      2.76         896
                                                        --------                ------       --------                ------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits                    99,951                               92,091
   Other liabilities                                       2,405                                2,253
   Shareholders' equity                                   25,809                               21,706
                                                        --------                             --------
        Total liabilities and shareholders'             $256,114                             $246,187
         equity                                         ========                             ========

Interest income as a percentage of average
   earning assets                                                     7.82%                                7.61%
Interest expense as a percentage of average
   interest-bearing liabilities                                       2.35%                                2.76%
Net interest margin and income                                        6.50%     $3,669                     5.96%     $3,224
                                                                                ======                               ======

/(1)/  Nonaccrual loans are included in average balances and rate calculations.

     The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the six months ended June 30, 1999 and 1998.


                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                     1999                                1998
                                                                     ----                                ----

                                                        Average     Yield/                   Average    Yield/
(in thousands)                                          Balance      Rate     Interest       Balance     Rate     Interest
                                                       ----------   -------   --------      ---------   -------   --------
Assets
Interest-earning assets:
   Securities                                           $ 82,045      5.85%     $2,379      $ 80,541      5.90%     $2,356
   Loans/(1)/                                            133,369      9.19       6,078       101,342      9.91       4,978
   Federal funds sold                                     10,413      4.77         246        29,395      5.43         792
   Interest-earning deposits - banks                       1,359      5.35          36           411      1.54           3
                                                        --------                ------      --------                ------
        Total interest-earning assets                    227,186      7.76       8,740       211,689      7.74       8,129
                                                        --------                ------      --------                ------
Deferred loan fees                                          (212)                               (118)
Allowance for loan losses                                 (2,089)                             (1,826)
Noninterest-earning assets:
   Cash and due from banks                                24,293                              24,754
   Premises and equipment                                  1,424                               1,553
   Other assets                                            5,940                               6,228
                                                        --------                            --------
        Total assets                                    $256,542                            $242,280
                                                        ========                            ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits                     $ 13,699      0.73%     $   50      $ 13,276      0.93%     $   61
   Savings and money market deposits                      80,078      1.90         755        80,723      2.07         828
   Time deposits under $100,000                            8,707      4.27         184         7,705      4.65         178
   Time deposits of $100,000 and over                     22,460      4.24         472        23,476      4.62         538
   Convertible notes                                         919      6.54          30         4,800      7.97         190
   Repurchase agreements                                   4,368      5.02         109           110      5.60           3
                                                        --------                ------      --------                ------
        Total interest-bearing liabilities               130,231      2.48       1,600       130,090      2.79       1,797
                                                        --------                ------      --------                ------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits                    97,795                              90,008
   Other liabilities                                       2,656                               2,741
   Shareholders' equity                                   25,860                              19,441
                                                        --------                            --------
        Total liabilities and shareholders'             $256,542                            $242,280
         equity                                         ========                            ========

Interest income as a percentage of average
   earning assets                                                     7.76%                               7.74%
Interest expense as a percentage of average
   interest-bearing liabilities                                       2.48%                               2.79%
Net interest margin and income                                        6.34%     $7,140                    6.03%     $6,332
                                                                                ======                              ======

/(1)/  Nonaccrual loans are included in average balances and rate calculations.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three and six months ended June 30,1999 and 1998. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts.



                                              Three Months Ended              Six Months Ended
                                            June 30, 1999 and 1998         June 30, 1999 and 1998

(in thousands)                            Volume     Rate     Total       Volume     Rate     Total
                                          -------   -------   ------      -------   ------   -------
Increase (decrease) in interest income:
     Securities                            $ (53)    $  39    $ (14)      $   44    $ (21)   $   23
     Loans                                   911      (219)     692        1,480     (380)    1,100
     Federal funds sold                     (322)      (60)    (382)        (459)     (86)     (545)
     Interest-bearing deposits - banks         2         1        3           16       17        33
                                           -----     -----    -----       ------    -----    ------
                                             538      (239)     299        1,081     (470)      611
                                           -----     -----    -----       ------    -----    ------

Increase (decrease) in interest expense:
     Interest-bearing demand deposits          2        (7)      (5)           2      (14)      (12)
     Savings and money market deposits        (8)      (50)     (58)          (7)     (66)      (73)
     Time deposits under $100,000              9       (10)      (1)          22      (15)        7
     Time deposits of $100,000 and over       12       (25)     (13)         (23)     (43)      (66)
     Convertible notes                       (53)      (15)     (68)        (131)     (28)     (159)
     Repurchase agreements                     -         -        -          106        -       106
                                           -----     -----    -----       ------    -----    ------
                                             (38)     (107)    (145)         (31)    (166)     (197)
                                           -----     -----    -----       ------    -----    ------
Increase (decrease) in net interest income $ 576     $(132)   $ 444       $1,112    $ 304    $  808
                                           =====     =====    =====       ======    =====    ======

     Interest income represents interest earned on loans, investment securities and federal funds sold. Interest income increased $299,000 to $4,419,000 for the three months ended June 30, 1999 from $4,120,000 for the same period in 1998. For the six months ended June 30, 1999, interest income increase 7.5% to $8,740,000 from $8,129,000 for the same period in 1998. Interest earned on loans increased 28% and 22% for the three and six months ended June 30, 1999 and 1998, respectively. The Company continues to benefit from strong loan demand, which has been funded by the sale of investment securities and reduced level of federal funds sold during the three and six months ended June 30, 1999. Overall average interest earning assets increased $15,497,000 or 7.3% for the six months ended June 30, 1999 as compared to the same period in 1998.

     Interest expense represents interest paid on deposits, Company borrowings and convertible notes. Interest expense for the three months ended June 30, 1999 was $750,000 compared to $896,000 for the same period in 1998, a decrease of 16.3%. For the six months ended June 30, 1999, interest expense decreased to $1,600,000 from 1,797,000 for the same period in 1998. The decrease in interest expense is primarily related to a $69,000 and a $160,000 decrease in interest expenses on convertible notes, for the three and six months periods ended June 30, 1999 as compared to the same periods in 1998. Average convertible notes outstanding decreased to $879,000 and $919,000 for the three and six months period ended June 30, 1999, from $4,224,000 and $4,800,000 for the same periods in 1998. In addition, interest expense was further impacted by an increase in average repurchase agreements outstanding during the six month period ended June 30, 1999 as compared to the same period in 1998. Interest expense on repurchase agreements increased to $109,000 for the six months period ended June 30, 1999 from $3,000 for the same period in 1998. The increase in average repurchase agreements outstanding during the periods presented, was a result of the reduced level of federal funds sold and the growth in the loan portfolio.

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

     The Company recorded provisions for loan losses of $47,000 and $172,000 for the three and six months period ended June 30, 1999, respectively. The Company had made no provision for loan losses for the same periods in 1998. The increase in the provision for loan losses in 1999 is in response to growth in the loan portfolio and increases in nonperforming loans. Net charge-offs (recoveries) to average outstanding loans for the first six months of 1999 and 1998 were (0.04%) and (0.10%), respectively.

Other Operating Income

     For the six months ended June 30, 1999, other operating income totaled $964,000 compared with $927,000 for the same period in 1998. The increase was primarily related to a $40,000 net gain recognized on the sale of investment securities and a $31,000 increase in merchant discount income during the first six months of 1999 as compared to 1998. In addition, other operating income was adversely impacted by declines in mortgage brokering fees on a comparative basis, for the periods presented.

Other Operating Expense

     Other operating expenses for the first six months of 1999, increased to $6,899,000 from $6,428,000 for the same period in 1998. The increase primarily occurred in salaries and other employee benefits, legal fees and audit accounting fees.

     Salaries and other employee benefits increased approximately $300,000 to $3,491,000 for the first six months of 1999 from $3,191,000 for the same period in 1998. The increase primarily relates to an increase number of employees as the Company became more fully staffed and increased group health insurance expenses. Legal fees and audit/accounting fees increased $155,000 during the first six months of 1999 as compared to the same period in 1998, primarily as a result of accounting fee overages related to completing the 1998 audit and additional legal fees expended for corporate and lending activities.

Income Taxes

     For the six months ended June 30, 1999, the provision for income taxes was $405,000 compared to $302,000 for the same period in 1998.

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

                                                                                                      There                   Fair
                                                  1999     2000       2001      2002       2003       After      Total       Value
                                                -------   -------    ------    -------    -------    -------    --------    --------
                                                                              (U.S. $ equivalent in thousands)
ASSETS (1)
----------

Securities
  U.S. government securities
          Fixed                                 $     -   $     -    $1,015    $     -    $ 2,023    $     -    $  3,038    $  3,056
              Weighted average interest rate                           6.81%                 5.89%                  6.20%
  U.S. government agency and
    mortgage-backed securities
          Fixed                                       -         -         -          -      2,000     38,056      40,056      38,556
              Weighted average interest rate                                                 5.65%      6.26%       5.96%
          Variable                                    -         -         -          -          -     16,996      16,996      16,605
              Weighted average interest rate                                                            5.66%       5.66%
  Municipal securities
           Fixed                                      -         -         -          -          -      2,551       2,551       2,427
              Weighted average interest rate                                                            6.47%       6.47%
  Small Business Administration securities
          Variable                                    -         -         -          -          -        694         694         670
              Weighted average interest rate                                                            5.40%       5.40%
  Collateralized mortgage securities
          Fixed                                       -         -         -          -          -      7,169       7,169       6,723
              Weighted average interest rate                                                            6.32%       6.32%
          Variable                                    -         -         -          -          -          -           -           -
              Weighted average interest rate
  Federal Reserve Bank Stock
          Fixed                                       -         -         -          -          -        439         439         414
              Weighted average interest rate          -         -         -          -          -       6.08%       6.08%

Loans
          Fixed                                 $ 9,270   $ 4,716    $2,316    $ 4,641    $ 3,674    $ 9,506    $ 34,123    $ 33,857
              Weighted average interest rate       8.97%     9.37%     9.47%      9.69%      9.85%      7.87%       9.20%
          Variable                               37,544    20,753     7,807     10,354     15,485     17,977     109,920     109,920
              Weighted average interest rate       9.35%     9.45%     9.52%      9.48%      9.44%      9.18%       9.41%

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


                                                                                                  There                 Fair
                                                    1999       2000       2001    2002    2003    After     Total       Value
                                                    -----      ----       -----   ----    ----    -----     ------      -----
                                                                          (U.S. $ equivalent in thousands)
LIABILITIES (1)
---------------

Deposits
  Noninterest-bearing transaction accounts         $102,328    $    -     $   -   $   -   $   -   $   -    $102,328    $102,328
       Weighted average interest rate                 0.00%         -         -       -       -       -       0.00%
  Interest-bearing transaction accounts              12,763         -         -       -       -       -      12,763      12,763
       Weighted average interest rate                 0.73%         -         -       -       -       -       0.73%
  Savings and money market accounts                  78,486         -         -       -       -       -      78,486      78,486
       Weighted average interest rate                 1.90%         -         -       -       -       -       1.90%
  Certificates of deposit and other time deposits
     Fixed                                           30,114     2,639         -       -       -       -      32,753      32,636
        Weighted average interest rate                4.50%     4.03%         -       -       -       -       4.33%

Convertible notes                                         -         -         -       -       -     868         868         864
        Weighted average interest rate                    -         -         -       -       -   6.54%       6.54%

OFF-BALANCE SHEET ASSETS                                  -         -         -       -       -       -           -           -
------------------------

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

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11   Statement regarding computation of per share earnings


              (b)  Reports on Form 8-K

                           Form Type:               8-K
                           SEC File Number:         001-10937
                           File Number:             99596263
                           Date Filed:              April 16, 1999
                           Description: Press release, dated April 16, 1999, announcing delay in filing Form 10-K for the fiscal year-end December 31, 1998 and temporary halt in trading.


                           Form Type:               8-K
                           SEC File Number:         001-10937
                           File Number:             99655219
                           Date Filed:              June 28, 1999
                           Description: On June 28, 1999, Professional Bancorp, Inc. (the "Company") announced through a press release that the Company has agreed in principle to terms of a transaction under which it and its wholly owned subsidiary First Professional Bank, N.A. are to be acquired by FirstFed Financial Corp.

                                  SIGNATURES



Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                PROFESSIONAL BANCORP, INC.
                                --------------------------
                                (Registrant)



Date:  August 10, 1999          /s/ Julie P. Thompson
                                --------------------------
                                Julie P. Thompson
                                Chairman of the Board


Date:  August 10, 1999          /s/ Eric J. Woodstrom
                                --------------------------------
                                Acting - Chief Financial Officer