Form 10-Q/A
period 1999-06-30
PROFESSIONAL BANCORP INC
filed 1999-11-15
CIK 700914

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

                          PROFESSIONAL BANCORP, INC.
                                     INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I.   FINANCIAL INFORMATION

          Item 1     Financial Statements

                     Consolidated Statements of Financial Condition as of
                     June 30, 1999 and December 31, 1998                                              3

                     Consolidated Statements of Operations
                     for the three and six months ended June 30, 1999 and 1998                        4

                     Consolidated Statements of Comprehensive Income
                     for the three and six months ended June 30, 1999 and 1998                        5

                     Consolidated Statements of Cash Flows for the six months
                     ended June 30, 1999 and 1998                                                     6

                     Notes to Consolidated Financial Statements                                       7

          Item 2     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                        8

          Item 3     Quantitative and Qualitative Disclosures About Market Risk                      22

PART II.  OTHER INFORMATION

          Item 6      Exhibits and Reports on Form 8-K                                               24

SIGNATURES                                                                                           24

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                June 30,             December 31,
                                                                                  1999                  1998
                                                                                  ----                  ----
                                                                              (Unaudited)
Assets
Cash and due from banks:
  Noninterest-bearing                                                         $ 28,975,000           $ 20,992,183
  Interest-bearing                                                               1,154,256                572,519
Federal funds sold                                                               4,400,000             10,400,000
                                                                              ------------           ------------
Cash and cash equivalents                                                       34,529,256             31,964,702

Securities available-for-sale (cost of $50,284,000 and
  $81,369,000 in 1999 and 1998, respectively)                                   47,989,575             80,891,072
Securities held-to-maturity (fair value of $20,559,000
  and $24,135,000 in 1999 and 1998, respectively)                               20,755,274             24,080,592
Loans (net of allowance for loan losses of $1,813,000
  and $2,200,000 in 1999 and 1998, respectively)                               141,905,623            115,518,693
Premises and equipment, net                                                      1,387,555              1,390,128
Deferred tax asset                                                               2,591,539              1,242,748
Accrued interest receivable and other assets                                     4,624,352              4,613,504
                                                                              ------------           ------------
                                                                              $253,783,224           $259,701,439
                                                                              ============           ============

Liabilities and Shareholders' Equity
Liabilities
Deposits:
  Demand, noninterest-bearing                                                 $102,328,229           $109,421,629
  Demand, interest-bearing                                                      12,763,382             16,710,541
  Savings and money market                                                      78,486,356             75,500,642
  Time deposits                                                                 32,753,589             28,947,934
                                                                              ------------           ------------
Total deposits                                                                 226,331,556            230,580,746

Convertible notes                                                                  868,000              1,116,000
Accrued interest payable and other liabilities                                   2,090,637              2,683,582
                                                                              ------------           ------------
Total liabilities                                                              229,290,193            234,380,328
                                                                              ------------           ------------

Commitments and contingent liabilities

Shareholders' equity:
Common stock, $.008 par value; 12,500,000 shares
  authorized; 2,064,710 and 2,064,710 issued
  and 2,015,873 and 1,996,344 outstanding in 1999 and 1998,                         16,683                 16,526
  respectively
Additional paid-in-capital                                                      21,098,088             20,873,603
Retained earnings                                                                5,214,735              5,239,275
Treasury stock, at cost  (69,467 shares in  both 1999 and 1998)                   (537,251)              (537,251)
Unrealized loss on securities available-for-sale, net of taxes                  (1,299,224)              (271,042)
                                                                              ------------           ------------
Total shareholders' equity                                                      24,493,031             25,321,111
                                                                              ------------           ------------
                                                                              $253,783,224           $259,701,439
                                                                              ============           ============

         See accompanying notes to consolidated financial statements.

                      PROFESSIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                    June 30,

                                                                    -----------------------------------------------------
                                                                          1999         1998          1999         1998
                                                                    -----------------------------------------------------
Interest income
Loans                                                                  $3,193,826   $2,502,264    $6,078,172   $4,978,008
Securities                                                              1,057,459    1,071,114     2,379,203    2,356,289
Federal funds sold and securities purchased
     under agreements to resell                                           162,913      544,736       246,299      791,656
Interest-bearing deposits in other banks                                    4,595        1,589        36,062        3,135
                                                                    -----------------------------------------------------
Total interest income                                                   4,418,793    4,119,703     8,739,736    8,129,088
                                                                    -----------------------------------------------------

Interest expense
Deposits                                                                  737,257      814,435     1,461,101    1,604,529
Convertible notes                                                          13,242       81,559        29,789      189,748
Federal funds purchased and securities
     sold under agreements to repurchase                                        -            -       108,737        3,055
                                                                    -----------------------------------------------------
Total interest expense                                                    750,499      895,994     1,599,627    1,797,332
                                                                    -----------------------------------------------------
Net interest income                                                     3,668,294    3,223,709     7,140,109    6,331,756
Provision for loan losses                                               1,047,000            -     1,172,000            -
                                                                    -----------------------------------------------------
Net interest income after provision
     for loan losses                                                    2,621,294    3,223,709     5,968,109    6,331,756
                                                                    -----------------------------------------------------

Other operating income
Net gain (loss) on sale securities available-for-sale                       4,266       (8,735)       39,610       (8,735)
Merchant discount                                                          78,980       50,593       140,492      109,277
Mortgage brokering fees                                                     8,308       69,577        63,094       83,523
Service charges on deposits                                               228,541      222,842       457,608      479,789
Other income                                                              127,459      125,795       262,894      263,153
                                                                    -----------------------------------------------------
Total other operating income                                              447,554      460,072       963,698      927,007
                                                                    -----------------------------------------------------
Other operating expenses
Salaries and employee benefits                                          1,785,603    1,653,224     3,491,048    3,191,079
Occupancy                                                                 350,966      352,892       737,957      701,463
Furniture and equipment                                                   214,247      199,793       423,206      390,265
Meetings and business development                                          47,764       61,875       120,755       93,950
Donations                                                                  66,365       25,816        90,146       62,752
Other promotion                                                            72,774       84,324       142,546      152,262
Legal fees                                                                226,477      159,551       318,112      251,897
Audit, accounting and examinations                                        129,615       40,495       172,605       84,035
Professional services                                                     334,163      282,215       642,605      639,229
Strategic planning and other outside consulting                            16,399       37,473        22,629       91,388
Office supplies                                                            63,458       55,481       126,657      121,494
Telephone                                                                  61,381       71,845       123,731      140,512
Postage                                                                    33,147       40,392        68,732       81,394
Messenger service                                                           8,087        8,280        14,128       17,498
FDIC assessment                                                             6,290        6,609        12,693       12,762
Other assessments                                                          47,961       44,648        91,633       87,829
Other expense                                                             139,742      170,637       299,368      308,388
                                                                    -----------------------------------------------------
Total other operating expenses                                          3,604,439    3,295,550     6,898,551    6,428,197
                                                                    -----------------------------------------------------
Earnings before taxes                                                    (535,591)     388,231        33,256      830,566
Provision for income taxes                                               (276,259)     164,000       (42,955)     302,000
                                                                    -----------------------------------------------------
Net earnings                                                           $ (259,332)  $  224,231    $   76,211   $  528,566
                                                                    =====================================================

Earnings per share
    Basic                                                              $    (0.13)  $     0.13    $     0.04   $     0.34
    Diluted                                                            $    (0.13)  $     0.13    $     0.04   $     0.30

                  See accompanying notes to consolidated financial statements.

                  PROFESSIONAL BANCORP, INC.  AND SUBSIDAIRY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                 June 30,
                                                                      --------                                 --------
                                                               1999                1998               1999                 1998
                                                               ----                ----               ----                 ----
Net earnings                                                $  (259,332)         $224,231         $    76,211            $528,566
Other Comprehensive Income, net of tax
  Unrealized gains (losses) on securities
      available for sale:
    Unrealized holding gains (losses) arising
       during the period                                       (857,157)          (80,767)         (1,047,417)            117,931
    Reclassification adjustment                                   8,213           (11,434)             19,235             (11,434)
                                                            ---------------------------------------------------------------------
    Other Comprehensive Income                                 (848,944)          (92,201)         (1,028,182)            106,497
                                                            ---------------------------------------------------------------------

Comprehensive Income (Loss)                                 $(1,108,276)         $132,030         $  (951,971)           $635,063
                                                            =====================================================================

         See accompanying notes to consolidated financial statements.

                  PROFESSIONAL BANCORP, INC.  AND SUBSIDAIRY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                    Six Months Ended June 30,
                                                                                                    1999                 1998
                                                                                                    ----                 ----
Cash flows from operating activities:
  Net earnings                                                                                  $     76,211       $    528,566
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                                                    294,362            290,054
    Provision for loan losses                                                                      1,172,000                  -
    (Gain) loss on sales of securities available-for-sale                                            (39,610)             8,735
    Amortization of convertible note expense                                                           8,864             52,255
    Increase in deferred tax asset                                                                (1,348,841)          (214,291)
    Increase in accrued interest receivable and other assets                                         744,423              6,959
    Increase in accrued interest payable and other liabilities                                      (592,943)          (110,971)
    Net amortization of premiums and discounts
     on securities held-to-maturity                                                                  120,954            183,362
    Net amortization of premiums and discounts
     on securities available-for-sale                                                                149,000            161,142
                                                                                                ------------       ------------
   Net cash provided by operating activities                                                         584,420            905,811
                                                                                                ------------       ------------
Cash flows from investing activities:
  Proceeds from:
    Maturities of securities held-to-maturity                                                        250,000          3,056,168
    Maturities of securities available-for-sale                                                            -          6,870,516
    Sales of securities available-for-sale                                                        27,187,261         10,234,664
  Principal payments and maturities of:
    Mortgage-backed securities held-to-maturity                                                    2,954,364          2,544,830
    Mortgage-backed securities available-for-sale                                                  5,736,476          6,348,014
  Purchases of securities available-for-sale                                                      (1,947,308)       (10,637,813)
  Net (increase) decrease in loans                                                               (27,558,930)         5,618,520
  Purchase of bank premises and equipment, net                                                      (291,789)          (242,079)
                                                                                                ------------       ------------
  Net cash provided by investing activities                                                        6,330,074         23,792,820
                                                                                                ------------       ------------
Cash flows from financing activities:
  Net decrease in demand deposits and savings accounts                                            (8,054,845)       (11,749,284)
  Net increase (decrease) in time deposits                                                         3,805,655         (1,081,895)
  Cash dividends                                                                                    (100,750)           (83,825)
  Proceeds from exercise of stock options                                                                  -          3,794,363
                                                                                                ------------       ------------
Net cash used in financing activities                                                             (4,349,940)        (9,120,641)
                                                                                                ------------       ------------
Net decrease in cash and cash equivalents                                                          2,564,554         15,577,990
                                                                                                ------------       ------------
Cash and cash equivalents, beginning of period                                                    31,964,702         54,339,670
                                                                                                ------------       ------------
Cash and cash equivalents, end of period                                                        $ 34,529,256       $ 69,917,660
                                                                                                ============       ============
Supplemental disclosure of cash flow information -
     Cash paid during the period for:
     Interest                                                                                   $  1,605,992       $  1,925,902
     Income taxes                                                                               $  1,120,000       $    122,000
Supplemental disclosure of noncash items:
     Decrease in unrealized losses on securities available for sale securities, net of tax      $  1,815,678       $    170,509
     Conversion of notes                                                                        $    214,988       $  2,836,562
     Tax benefit on stock options exercised                                                                -       $    560,384

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

         The Company adopted, effective January 1, 1998, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. For the three and six months ended June 30, 1999, net earnings
(loss) totaled $(259,332) and $76,211, other comprehensive income (loss) totaled $(848,944) and $(1,028,182) and total comprehensive income (loss) totaled $(1,108,276) and $(951,971), respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Professional Bancorp, Inc. (the "Company"), holding company for First Professional Bank, N.A. (the "Bank") originally filed its Form 10Q for the quarter ended June 30, 1999 with the Securities Exchange Commission (SEC) on August 16, 1999. Subsequent to that filing, the Company recorded a $1 million provision for loan losses and a $1.5 million charge-off of a single loan for the three months ended June 30, 1999. The result was a decrease in the second quarter net earnings from $292,268 or $.14 per basic share to a net loss of $(259,332) or $(0.13) per basic share. For the six months ended June 30, 1999, net earnings decreased from $627,811 or $0.31 per basic share to $76,211 or $.04 per basic share. All of the financial tables, statements and discussion throughout the 10Q have been modified to reflect these changes.

         The Company recorded a net loss of $(259,332) or $(0.13) per basic share for the second quarter of 1999, compared with net earnings of $224,231 or $0.13 per share for the second quarter of 1998. For the six months ended June 30, 1999, the Company had net earnings of $76,211 or $0.04 per basic share. This compares to net earnings of $528,566 or $0.34 per basic share for the first six months of 1998. The Company had total assets of $253,783,224 at June 30, 1999, compared to $259,701,439 at December 31, 1998.


Loans

         The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.


                                                    June 30, 1999                      December 31, 1998
                                            -----------------------------------------------------------------
(in thousands)                                 Amount        % of Total              Amount       % of Total
                                            -------------   ------------          ------------   ------------
Commercial                                       $111,534          77.5%              $ 93,952          79.7%
Real estate secured commercial                     23,289          16.2                 11,698           9.9
                                                 --------         -----               --------         -----
                                                  134,823          93.7                105,650          89.6
Equity lines of credit                              4,407           3.1                  5,931           5.0
Other lines of credit                               3,187           2.2                  4,817           4.1
Installment                                         1,545           1.0                  1,482           1.3
Lease financing                                         -             -                     32             -
                                                 --------         -----               --------         -----
         Gross loans                              143,962         100.0%               117,912         100.0%

Less:
     Allowance for loan losses                      1,813                                2,200
     Deferred loan fees, net                          243                                  193
                                                 --------                             --------
         Net loans                               $141,906                             $115,519
                                                 ========                             ========

         The decrease in other lines of credit was due primarily to the $1.5 million charge-off of a single loan in the second quarter of 1999.

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

                                                                        June 30,                 December 31,
(in thousands)                                                           1999                       1998
                                                                         ----                       ----
Nonperforming loans                                                     $2,301                      $1,359
Other real estate owned (OREO)                                               -                           -
Other repossessed assets                                                   272                         272
                                                                        ------                      ------
     Total nonperforming assets                                         $2,573                      $1,631
                                                                        ======                      ======

Accruing loans 90 days or more past due                                 $1,579                      $  100
                                                                        ======                      ======

Nonperforming loans to total loans(1)                                     1.62%                       1.15%
Nonperforming assets(1)
     to total loans                                                       1.81%                       1.38%
     to total loans, OREO and repossessed assets                          1.81%                       1.38%
     to total assets                                                      1.02%                       0.63%

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

         The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity during the six months ended June 30, 1999, the year ended December 31, 1998, and the six months ended June 30, 1998:

                                                                                  Period Ended
                                                                                  ------------
                                                             June 30,                December 31,          June 30,
(in thousands)                                                 1999                     1998                 1998
                                                               ----                     ----                 ----
Balance at beginning of period                                $  2,200                $  1,802             $  1,802
Provision for loan losses                                        1,172                     406                    -
                                                              --------                --------             --------
                                                                 3,372                   2,208                1,802
                                                              --------                --------             --------
Loan charge-offs                                                 1,636                     269                   60
Recoveries on loans previously charged-off                         (77)                   (261)                (109)
                                                              --------                --------             --------
   Net charge-offs (recoveries)                                  1,559                       8                  (49)
                                                              --------                --------             --------
Balance at end of period                                      $  1,813                $  2,200             $  1,851
                                                              ========                ========             ========

Loans outstanding at end of period                            $143,962                $117,912             $100,213
Average loans outstanding during period                        133,369                 103,548              101,342

Net charge-offs (recoveries) to average loans outstanding         1.17%                   0.01%               -0.10%
Allowance for loan losses:

   to total loans                                                 1.26                    1.87                 1.85
   to nonperforming loans/(1)/                                   78.79                  161.88               351.23
   to nonperforming assets/(1)/                                  70.46                  134.89               231.66

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

                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                For Capital                Prompt Corrective
                                      Actual                 Adequacy Purposes             Action Provisions
                                 ---------------             -----------------             -----------------
(in thousands)                   Amount    Ratio              Amount     Ratio             Amount     Ratio
                                 ------    -----              ------     -----             ------     -----
Company
Leverage/(1)/                    $25,792   10.08%             $10,238    4.00%             $12,797    5.00%
Tier 1 Risk-Based                 25,792   15.06%               6,852    4.00%              10,278    6.00%
Total Risk-Based                  28,474   16.62%              13,704    8.00%              17,130   10.00%

Bank
Leverage                         $22,791    8.95%             $10,190    4.00%             $12,737    5.00%
Tier 1 Risk-Based                 22,791   13.47%               6,767    4.00%              10,151    6.00%
Total Risk-Based                  24,604   14.54%              13,534    8.00%              16,918   10.00%


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

Results of Operations

          The Company reported a consolidated net loss of $(259,332) for the second quarter of 1999, compared with net earnings of $224,231 for the second quarter of 1998. Basic and diluted earnings per share for the second quarter of 1999 was $(0.13), compared to $0.13 basic and diluted earnings per share for the same period in 1998. Return on average shareholders' equity for the second quarter of 1999 and 1998, were (4.03)% and 4.14%, respectively. Additionally, return on average assets for the second quarter of 1999 and 1998, were (0.39)% and 0.36%, respectively.

     For the first six months of 1999, the Company reported net earnings of $76,211 compared to $528,566 for the same period in 1998. Basic and diluted earnings per share for the six months ended June 30, 1999 were, $0.04 and $0.04, respectively. Comparatively, basic and diluted earnings per share for the six months ended June 30, 1998, were $0.34 and $0.30, respectively. Return on average shareholders' equity for the six months ended June 30, 1999 and 1998, were 0.60% and 5.48%, respectively. Additionally, return on average assets for the six months ended June 30, 1999 and 1998, were 0.06% and 0.44%, respectively.

     The comparative reduction in net earnings for the second quarter and first six months of 1999, as compared to the same periods in 1998, resulted primarily from the $1,047,000 increase in the provision for loan losses in the second quarter of 1999. The increase in the provision for loan losses in the second quarter of 1999 was primarily due to the $1.5 million charge-off of a single loan in the loan portfolio. The Company continued to benefit from increased interest income from loans and reduced interest expense for deposits and other borrowings, during the second quarter and first six months of 1999 as compared to the same periods in 1998. Further, net earnings for the second quarter and first six months of 1999, were adversely impacted by higher than anticipated levels of professional service expenses, expenses related to completing the 1998 audit and increased legal fees for corporate and lending activities.

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

     The Company recorded provisions for loan losses of $1,047,000 and $1,172,000 for the three and six months period ended June 30, 1999, respectively. The Company had made no provision for loan losses for the same periods in 1998. The increase in the provision for loan losses was due primarily to a $1.5 million charge-off of a single loan in the second quarter of 1999. Net charge-offs (recoveries) to average outstanding loans for the first six months of 1999 and 1998 were (1.17%) and (0.10%), respectively.

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

Income Taxes

     For the six months ended June 30, 1999, the provision (benefit) for income taxes was (42,955) compared to $302,000 for the same period in 1998.

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

                                                                                                      There                   Fair
                                                  1999     2000       2001      2002       2003       After      Total       Value
                                                -------   -------    ------    -------    -------    -------    --------    --------
                                                                              (U.S. $ equivalent in thousands)
ASSETS (1)
----------

Securities
  U.S. government securities
          Fixed                                 $     -   $     -    $1,015    $     -    $ 2,023    $     -    $  3,038    $  3,056
              Weighted average interest rate                           6.81%                 5.89%                  6.20%
  U.S. government agency and
    mortgage-backed securities
          Fixed                                       -         -         -          -      2,000     38,056      40,056      38,556
              Weighted average interest rate                                                 5.65%      6.26%       5.96%
          Variable                                    -         -         -          -          -     16,996      16,996      16,605
              Weighted average interest rate                                                            5.66%       5.66%
  Municipal securities
           Fixed                                      -         -         -          -          -      2,551       2,551       2,427
              Weighted average interest rate                                                            6.47%       6.47%
  Small Business Administration securities
          Variable                                    -         -         -          -          -        694         694         670
              Weighted average interest rate                                                            5.40%       5.40%
  Collateralized mortgage securities
          Fixed                                       -         -         -          -          -      7,169       7,169       6,723
              Weighted average interest rate                                                            6.32%       6.32%
          Variable                                    -         -         -          -          -          -           -           -
              Weighted average interest rate
  Federal Reserve Bank Stock
          Fixed                                       -         -         -          -          -        439         439         414
              Weighted average interest rate          -         -         -          -          -       6.08%       6.08%

Loans
          Fixed                                 $ 9,270   $ 4,716    $2,316    $ 4,641    $ 3,674    $ 9,506    $ 34,123    $ 33,857
              Weighted average interest rate       8.97%     9.37%     9.47%      9.69%      9.85%      7.87%       9.20%
          Variable                               36,044    20,753     7,807     10,354     15,485     17,977     108,420     108,420
              Weighted average interest rate       9.35%     9.45%     9.52%      9.48%      9.44%      9.18%       9.41%

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



                                PROFESSIONAL BANCORP, INC.
                                --------------------------
                                (Registrant)



Date:  November 15, 1999        /s/ Julie P. Thompson
                                --------------------------
                                Julie P. Thompson
                                Chairman of the Board


Date:  November 15, 1999        /s/ Larry Patapoff
                                --------------------------------
                                Chief Financial Officer