Form 10-Q
period 1999-09-30
PROFESSIONAL BANCORP INC
filed 1999-11-15
CIK 700914

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarter Ended September 30, 1999


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

As of November 12, 1999, 2,025,321 shares of the Registrant's $0.008 par value common stock were outstanding.

                           PROFESSIONAL BANCORP, INC.
                                     INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I.   FINANCIAL INFORMATION

          Item 1   Financial Statements

                   Consolidated Statements of Financial Condition as of
                   September 30, 1999 and December 31, 1998                                             3

                   Consolidated Statements of Operations
                   for the three and nine months ended September 30, 1999 and 1998                      4

                   Consolidated Statements of Comprehensive Income
                   for the three and nine months ended September 30, 1999 and 1998                      5

                   Consolidated Statements of Cash Flows for the nine months
                   ended September 30, 1999 and 1998                                                    6

                   Notes to Consolidated Financial Statements                                           7

          Item 2   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                            8

          Item 3   Quantitative and Qualitative Disclosures About Market Risk                          23

PART II.  OTHER INFORMATION

          Item 1.  LEGAL PROCEEDINGS                                                                   25

          Item 2.  CHANGES IN SECURITIES                                                               25

          Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                     25

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 25

          Item 5.  OTHER INFORMATION                                                                   25

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    26

SIGNATURES

PART I -  FINANCIAL INFORMATION
ITEM I -  FINANCIAL STATEMENTS

                   PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                         September 30,                      December 31,
                                                                             1999                              1998
                                                                         -------------                      ------------
                                                                          (Unaudited)
Assets
Cash and due from banks:
     Noninterest-bearing                                                 $ 24,379,114                      $ 20,992,183
     Interest-bearing                                                         503,881                           572,519
Federal funds sold                                                         26,000,000                        10,400,000
                                                                         ------------                      ------------
Cash and cash equivalents                                                  50,882,995                        31,964,702

Securities available-for-sale (cost of $49,213,510 and
     $81,369,000 in 1999 and 1998, respectively)                           47,311,283                        80,891,072
Securities held-to-maturity (fair value of $19,390,124
     and $24,135,000 in 1999 and 1998, respectively)                       19,430,825                        24,080,592
Loans (net of allowance for loan losses of $6,213,041
     and $2,200,000 in 1999 and 1998, respectively)                       142,741,302                       115,518,693
Premises and equipment, net                                                 1,263,071                         1,390,128
Deferred tax asset                                                          3,934,433                         1,242,748
Accrued interest receivable and other assets                                4,473,829                         4,613,504
                                                                         ------------                      ------------
                                                                         $270,037,738                      $259,701,439
                                                                         ============                      ============

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Demand, noninterest-bearing                                         $101,129,194                      $109,421,629
     Demand, interest-bearing                                              14,252,287                        16,710,541
     Savings and money market                                              92,788,733                        75,500,642
     Time deposits                                                         36,304,428                        28,947,934
                                                                         ------------                      ------------
Total deposits                                                            244,474,642                       230,580,746

Convertible notes                                                             748,000                         1,116,000
Accrued interest payable and other liabilities                              2,353,390                         2,683,582
                                                                         ------------                      ------------
Total liabilities                                                         247,576,032                       234,380,328
                                                                         ------------                      ------------

Commitments and contingent liabilities

Shareholders' equity:
Common stock, $.008 par value; 12,500,000 shares
     authorized; 2,064,710 and 2,064,710 issued
     and 2,025,321 and 1,996,344 outstanding in 1999 and 1998,                 16,758                            16,526
     respectively
Additional paid-in-capital                                                 21,207,979                        20,873,603
Retained earnings                                                           2,851,413                         5,239,275
Treasury stock, at cost  (69,467 shares in  both 1999 and 1998)              (537,251)                         (537,251)
Unrealized loss on securities available-for-sale, net of taxes             (1,077,193)                         (271,042)
                                                                         ------------                      ------------
Total shareholders' equity                                                 22,461,706                        25,321,111
                                                                         ------------                      ------------
                                                                         $270,037,738                      $259,701,439
                                                                         ============                      ============

         See accompanying notes to consolidated financial statements.

                      PROFESSIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                 September 30,
                                                                       -------------------------------------------------------
                                                                           1999          1998           1999           1998
                                                                       -------------------------------------------------------
Interest income
Loans                                                                  $ 3,433,006    $2,597,151    $ 9,511,179    $ 7,575,159
Securities                                                               1,031,858     1,142,606      3,411,061      3,498,895
Federal funds sold and securities purchased
     under agreements to resell                                            315,785       600,982        562,084      1,392,638
Interest-bearing deposits in other banks                                    20,039         1,909         56,100          5,044
                                                                       -------------------------------------------------------
Total interest income                                                    4,800,688     4,342,648     13,540,424     12,471,736
                                                                       -------------------------------------------------------

Interest expense
Deposits                                                                   858,649       856,147      2,319,749      2,460,676
Convertible notes                                                            4,986       (62,710)        34,775        127,038
Federal funds purchased and securities
     sold under agreements to repurchase                                         -             -        108,737          3,055
                                                                       -------------------------------------------------------
Total interest expense                                                     863,635       793,437      2,463,261      2,590,769
                                                                       -------------------------------------------------------
Net interest income                                                      3,937,053     3,549,211     11,077,163      9,880,967
Provision for loan losses                                                4,426,000             -      5,598,000              -
                                                                       -------------------------------------------------------
Net interest income after provision
     for loan losses                                                      (488,947)    3,549,211      5,479,163      9,880,967
                                                                       -------------------------------------------------------

Other operating income
Net gain (loss) on sale securities available-for-sale                            -             -         39,610         (8,735)
Merchant discount                                                           80,529        48,983        221,022        158,260
Mortgage brokering fees                                                     12,225        49,943         75,319        133,466
Service charges on deposits                                                229,617       208,448        687,224        688,237
Other income                                                               135,606       110,808        398,499        373,961
                                                                       -------------------------------------------------------
Total other operating income                                               457,977       418,182      1,421,674      1,345,189
                                                                       -------------------------------------------------------

Other operating expenses
Salaries and employee benefits                                           1,667,914     1,420,166      5,158,962      4,611,245
Occupancy                                                                  398,836       368,015      1,136,793      1,069,478
Furniture and equipment                                                    196,442       208,547        619,648        598,812
Meetings and business development                                           45,973        53,464        166,728        147,414
Donations                                                                   26,286        19,475        116,432         82,227
Other promotion                                                             54,290       105,372        196,836        257,634
Legal fees                                                                 392,213       105,575        710,325        357,472
Audit, accounting and examinations                                          49,045        41,140        221,650        125,175
Professional services                                                      334,840       360,319        977,445        999,548
Strategic planning and other outside consulting                             17,947        30,159         40,576        121,547
Office supplies                                                             60,904        60,478        187,561        181,972
Telephone                                                                   91,557        76,649        215,288        217,161
Postage                                                                     39,237        41,570        107,969        122,964
Messenger service                                                           22,165         8,446         36,293         25,944
FDIC assessment                                                             21,301         6,303         33,994         19,065
Other assessments                                                           43,025        53,930        134,658        141,759
Other expense                                                              119,592       136,297        418,960        444,685
                                                                       -------------------------------------------------------
Total other operating expenses                                           3,581,567     3,095,905     10,480,118      9,524,102
                                                                       -------------------------------------------------------
Earnings before taxes                                                   (3,612,537)      871,488     (3,579,281)     1,702,054
Provision for income taxes                                              (1,249,215)      359,000     (1,292,170)       661,000
                                                                       -------------------------------------------------------
Net earnings                                                           $(2,363,322)   $  512,488    $(2,287,111)   $ 1,041,054
                                                                       =======================================================

Earnings per share
     Basic                                                             $     (1.17)   $     0.26    $     (1.14)   $      0.62
     Diluted                                                           $     (1.17)   $     0.22    $     (1.14)   $      0.52

         See accompanying notes to consolidated financial statements.

                  PROFESSIONAL BANCORP, INC.  AND SUBSIDAIRY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                         September 30,
                                                                   -------------                         -------------
                                                              1999                 1998             1999                1998
                                                              ----                 ----             ----                ----
Net earnings                                              $(2,363,322)           $512,488       $(2,287,111)         $1,041,054
Other Comprehensive Income, net of tax
  Unrealized gains (losses) on securities
      available for sale:
    Unrealized holding gains (losses) arising
       during the period                                      222,031              30,325          (825,386)            148,256
    Reclassification adjustment                                     -                   -            19,235             (11,434)
                                                          ---------------------------------------------------------------------
    Other Comprehensive Income                                222,031              30,325          (806,151)            136,822
                                                          ---------------------------------------------------------------------

Comprehensive Income (Loss)                               $(2,141,291)           $542,813       $(3,093,262)         $1,177,876
                                                          =====================================================================

         See accompanying notes to consolidated financial statements.

                  PROFESSIONAL BANCORP, INC.  AND SUBSIDAIRY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                    Nine Months Ended September 30,
                                                                             1999                          1998
                                                                             ----                          ----
Cash flows from operating activities:
   Net earnings                                                          $ (2,287,111)                 $  1,041,054
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation and amortization                                            442,923                       441,839
     Provision for loan losses                                              5,598,000                             -
     (Gain) loss on sales of securities available-for-sale                    (39,610)                        8,735
     Amortization of convertible note expense                                  12,702                        63,796
     Increase in deferred tax asset                                        (1,034,265)                     (214,292)
     Decrease in accrued interest receivable and other assets                  93,582                        93,871
     Increase (increase) in accrued interest payable and other
     liabilities                                                             (891,536)                      115,578
     Net amortization of premiums and discounts
        on securities held-to-maturity                                        174,499                       263,920
     Net amortization of premiums and discounts
        on securities available-for-sale                                      183,959                       218,687
                                                                         ------------                  ------------
   Net cash provided by operating activities                                2,253,143                     2,033,188
                                                                         ------------                  ------------
Cash flows from investing activities:
  Proceeds from:
    Maturities of securities held-to-maturity                                 250,000                       500,000
    Maturities of securities available-for-sale                                     -                     6,550,000
    Sales of securities available-for-sale                                 27,187,262                    10,234,664
  Principal payments and maturities of:
    Mortgage-backed securities held-to-maturity                             4,225,268                     7,850,368
    Mortgage-backed securities available-for-sale                           6,771,892                     8,881,458
  Purchases of securities available-for-sale                               (2,425,942)                  (29,588,004)
  Net (increase) decrease in loans                                        (32,820,609)                   (1,856,257)
  Purchase of bank premises and equipment, net                               (315,867)                     (401,704)
                                                                         ------------                  ------------
  Net cash provided by investing activities                                 2,872,004                     2,170,525
                                                                         ------------                  ------------
Cash flows from financing activities:
  Net increase (decrease) in demand deposits and
   savings accounts                                                         6,537,402                   (10,794,888)
  Net increase in time deposits                                             7,356,494                     5,323,722
  Cash dividends                                                             (100,750)                      (85,532)
  Proceeds from exercise of stock options                                           -                     3,794,363
                                                                         ------------                  ------------
Net cash used in financing activities                                      13,793,146                    (1,762,335)
                                                                         ------------                  ------------
Net decrease in cash and cash equivalents                                  18,918,293                     2,441,378
                                                                         ------------                  ------------
Cash and cash equivalents, beginning of period                             31,964,702                    54,339,670
                                                                         ------------                  ------------
Cash and cash equivalents, end of period                                 $ 50,882,995                  $ 56,781,048
                                                                         ============                  ============
Supplemental disclosure of cash flow information -
     Cash paid during the period for:
     Interest                                                            $  2,473,721                  $  2,743,927
     Income taxes                                                        $  1,120,000                  $    132,000
Supplemental disclosure of noncash items:
     Pretax change in unrealized losses on securities
        available for sale securities                                       1,902,227                  $    224,060
     Conversion of notes                                                      334,608                  $  3,788,439
     Tax benefit on stock options exercised                                         -                  $    560,384

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

         The financial position at September 30, 1999, and the results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


Note 2 - Earnings Per Share

         The actual number of shares outstanding at September 30, 1999 was 2,025,321. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                           September 30,
                                                     -----------------------------------      ----------------------------------
                                                           1999                1998                 1999               1998
                                                     ---------------     ---------------      ---------------    ---------------
Net income
 (used in basic EPS computation)                       $(2,363,322)      $  512,488             $(2,287,111)       $1,041,054

Adjustments to net income per
  assumed effect of dilutive securities:

    Interest on convertible notes, net of
     tax effect                                                             (36,999)                                   74,952
                                                       -----------       ----------             -----------        ----------

Adjusted earnings for diluted earnings per
  share computation                                    $(2,363,322)      $  475,489             $(2,287,111)       $1,116,006
                                                       ===========       ==========             ===========        ==========


Weighted average number of shares
  outstanding for calculating basic earnings
  per share                                              2,017,718        1,963,825               2,013,389         1,692,022

Effect of dilutive securities:
  Options and warrants                                                       64,265                                   150,547
  Convertible notes                                                         120,406                                   309,817
                                                       -----------       ----------             -----------        ----------

Weighted average number of shares
  outstanding for calculation of diluted
  earnings per share                                     2,017,718        2,148,496               2,013,389         2,152,386
                                                       ===========       ==========             ===========        ==========

Basic earnings per share                               $     (1.17)       $    0.26             $     (1.14)        $    0.62
                                                       ===========       ==========             ===========        ==========

Diluted earnings per share                             $     (1.17)       $    0.22             $     (1.14)        $    0.52
                                                       ===========       ==========             ===========        ==========

/(1)/  Anti-dilutive

Item 2. Management's Discussion And Analysis Of Financial Condition And Results
-------------------------------------------------------------------------------
        Of Operations
        -------------

     Professional Bancorp, Inc. (the "Company") is the holding company for First Professional Bank, N.A. (the "Bank"). Since the Bank constitutes substantially all the business of the Company, references to the Company in this Item 2 reflect the consolidated activities of the Company and the Bank. For a more complete understanding of Professional Bancorp and its operations, reference should be made to the financial statements in this report and in the Company's 1998 Annual Report on Form 10K. Certain statements in this report on Form 10Q constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality, year 2000 data systems compliance, and government regulations. For additional information concerning these factors, see "Item 1. Business - Factors That May Affect Results" contained in the Company's Annual Report on Form 10K for the year ended December 31, 1998.

Results of Operations

     The Company recorded a net loss of $(2,363,322) or $(1.17) per basic share for the third quarter of 1999, compared with net earnings of $512,488 or $0.26 per basic share for the third quarter of 1998. For the nine months ended September 30, 1999, the Company had a net loss of $(2,287,111) or $(1.14) per basic share, compared to net earnings of $1,041,054 or $0.62 per share for the first nine months of 1998. The Company had total assets of $270,037,738 at September 30, 1999, compared to $259,701,439 at December 31, 1998.

     The Company reported a consolidated net loss of $(2,363,322) for the third quarter of 1999, compared with net earnings of $512,488 for the third quarter of 1998. Basic and diluted earnings (loss) per share for the third quarter of 1999 was $(1.17) compared to basic and diluted earnings per share of $0.26 and $0.22, respectively, for the same period in 1998. Return on average shareholders' equity for the third quarter of 1999 and 1998, were (37.04)% and 8.35%, respectively. Additionally, return on average assets for the third quarter of 1999 and 1998, were (3.48)% and 0.81%, respectively.

     For the first nine months of 1999, the Company reported a net loss of $(2,287,111) compared to $1,041,054 for the same period in 1998. Basic and diluted earnings (loss) per share for the nine months ended September 30, 1999 was $(1.14) compared to basic and diluted earnings per share of $0.62 and $0.52, respectively, for the same period in 1998. Return on average shareholders' equity for the nine months ended September 30, 1999 and 1998, were (11.92)% and 5.42%, respectively. Additionally, return on average assets for the nine months ended September 30, 1999 and 1998, were (1.17)% and 0.57%, respectively.

     The decrease of net earnings in 1999 is primarily due to increased provisions for loan losses. The Company recorded provisions for loan losses of $4,426,000 and $5,598,000, for the three and nine months periods ended September 30, 1999, respectively. This compares to zero provisions recorded in the same periods in 1998. The additional provisions relate primarily to identified weaknesses in a small number of loans, of substantial dollar amounts, which may take an extended period of time to resolve. Secondarily, changes in the health care industry and the increased complexity of the credits extended to the industry made increases in the loan loss provisions prudent. Finally, growth in the loan portfolio and increases in non-performing assets also contributed to the increased provision. In addition, the other operating expense increased $486,000, or 15.7%, to $3,582,000 for the third quarter of 1999 compared to $3,096,000 for the same period in 1998. Other expenses for nine months ended September 30, 1999 and 1998 were $10,480,000 and $9,524,000, an increase of
$956,000 or 10.0%.

Net Interest Income

     The Company's earnings depend primarily on net interest income, which is the difference between the interest and fees earned on loans and investments less the interest paid on deposits, borrowings and convertible notes. For the quarter ended September 30, 1999, net interest income increased 10.9% to $3,937,000 from $3,549,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 and 1998 net interest income was $11,077,000 and $9,881,000, respectively. The increase in net interest income for the third quarter ended

September 30, 1999 as compared to the same period in 1998, is primarily the result of a 42% or $43,315,000 increase in average loans outstanding during the quarter. For the nine months ended September 30, 1999 average loans outstanding grew 35.2% to $137,675,000 as compared to $101,852,000 for the same period in 1998. For the three and nine months ended September 30, 1999, the net interest margin was 6.52% and 6.40%, respectively, compared to 6.31% and 6.13% for the same respective periods in 1998.

     The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three months ended September 30, 1999 and 1998.


                                                                        Three Months Ended September 30,
                                                                        --------------------------------
                                                                     1999                                 1998
                                                                     ----                                 ----
                                                        Average     Yield/                   Average     Yield/
(in thousands)                                          Balance      Rate     Interest       Balance      Rate     Interest
                                                       ---------    ------    --------      ---------    ------    --------
Assets
Interest-earning assets:
   Securities                                           $ 67,673      6.05%     $1,032       $ 76,761      5.91%     $1,143
   Loans/(1)/                                            146,698      9.28       3,433        102,883     10.02       2,597
   Federal funds sold                                     24,424      5.13         316         43,206      5.52         601
   Interest-earning deposits - banks                         642     12.39          20            374      2.12           2
                                                        --------                ------       --------                ------
        Total interest-earning assets                    239,437      7.95       4,801        223,224      7.72       4,343
                                                        --------                ------       --------                ------
Deferred loan fees                                          (224)                                 (81)
Allowance for loan losses                                 (2,365)                              (1,871)
Noninterest-earning assets:
   Cash and due from banks                                24,371                               23,162
   Premises and equipment                                  1,349                                1,523
   Other assets                                            6,580                                5,830
                                                        --------                             --------
        Total assets                                    $269,148                             $251,787
                                                        ========                             ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits                     $ 14,007      0.71%     $   25       $ 14,660      0.93%     $   35
   Savings and money market deposits                      86,590      2.07         452         86,036      2.16         469
   Time deposits under $100,000                            8,324      4.14          87          8,543      4.65         100
   Time deposits of $100,000 and over                     27,564      4.24         295         20,798      4.82         253
   Convertible notes                                         828      2.39           5          1,479    -16.83         (63)
   Repurchase agreements                                       -         -           -              -         -           -
                                                        --------                ------       --------                ------
        Total interest-bearing liabilities               137,313      2.50         864        131,516      2.39         794
                                                        --------                ------       --------                ------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits                   104,018                               93,399
   Other liabilities                                       2,506                                2,516
   Shareholders' equity                                   25,311                               24,356
                                                        --------                             --------
        Total liabilities and shareholders'             $269,148                             $251,787
        equity                                          ========                             ========

Interest income as a percentage of average
   earning assets                                                     7.96%                                7.72%
Interest expense as a percentage of average
   interest-bearing liabilities                                       2.50                                 2.39
Net interest margin and income                                        6.52%     $3,937                     6.31%     $3,549
                                                                                ======                               ======

/(1)/  Nonaccrual loans are included in average balances and rate calculations.

     The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the nine months ended September 30, 1999 and 1998.



                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                    1999                                 1998
                                                                    ----                                 ----
                                                        Average     Yield/                   Average     Yield/
(in thousands)                                          Balance      Rate     Interest       Balance      Rate     Interest
                                                       ---------    ------    --------      ---------    ------    --------
Assets
Interest-earning assets:
   Securities                                           $ 77,204      5.91%    $ 3,411       $ 79,252      5.90%    $ 3,499
   Loans/(1)/                                            137,843      9.23       9,511        101,852      9.94       7,575
   Federal funds sold                                     15,111      4.97         562         34,066      5.47       1,393
   Interest-earning deposits - banks                       1,117      6.71          56            397      1.68           5
                                                        --------               -------       --------               -------
        Total interest-earning assets                    231,275                13,540        215,567                12,472
                                                        --------               -------       --------               -------
Deferred loan fees                                          (216)                                (106)
Allowance for loan losses                                 (2,182)                              (1,841)
Noninterest-earning assets:
   Cash and due from banks                                24,318                               23,190
   Premises and equipment                                  1,397                                1,543
   Other assets                                            6,133                                6,100
                                                        --------                             --------
        Total assets                                    $260,725                             $244,453
                                                        ========                             ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits                     $ 13,801      0.73%    $    75       $ 13,735      0.93%    $    96
   Savings and money market deposits                      82,255      1.96       1,206         82,510      2.10       1,297
   Time deposits under $100,000                            8,603      4.21         271          7,982      4.65         278
   Time deposits of $100,000 and over                     24,151      4.24         767         22,574      4.68         790
   Convertible notes                                         888      5.23          35          3,693      4.60         127
   Repurchase agreements                                   2,896      5.02         109             73      5.49           3
                                                        --------               -------       --------               -------
        Total interest-bearing liabilities               132,594                 2,463        130,567                 2,591
                                                        --------               -------       --------               -------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits                   100,047                               91,154
   Other liabilities                                       2,410                                1,651
   Shareholders' equity                                   25,674                               21,081
                                                        --------                             --------
        Total liabilities and shareholders'
        equity                                          $260,725                             $244,453
                                                        ========                             ========
Interest income as a percentage of average
   earning assets                                                     7.83%                                7.74%
Interest expense as a percentage of average
   interest-bearing liabilities                                       2.48                                 2.65
Net interest margin and income                                        6.40     $11,077                     6.13     $ 9,881
                                                                               =======                              =======

/(1)/ Nonaccrual loans are included in average balances and rate calculations.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30,1999 and 1998. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts.

                                             Three Months Ended                Nine Months Ended
                                          September 30, 1999 and 1998      September 30, 1999 and 1998

(in thousands)                            Volume     Rate      Total        Volume     Rate      Total
                                          ------    ------    ------       -------    ------    ------
Increase (decrease) in interest income:
  Securities                              $ (138)    $  27     $(111)       $  (90)    $   3    $  (87)
  Loans                                    1,037      (201)      836         2,516      (580)    1,936
  Federal funds sold                        (245)      (40)     (285)         (715)     (116)     (831)
  Interest-bearing deposits - banks            2        16        18            19        32        51
                                          ------     -----     -----        ------     -----    ------
                                          $  656     $(198)    $ 458         1,730      (661)    1,069
                                          ------     -----     -----        ------     -----    ------

Increase (decrease) in interest expense:
  Interest-bearing demand deposits        $   (1)    $  (8)    $  (9)       $    -     $ (22)   $  (21)
  Savings and money market deposits            3       (20)      (17)           (4)      (86)      (90)
  Time deposits under $100,000                (3)      (11)      (14)           21       (27)       (7)
  Time deposits of $100,000 and over          75       (33)       42            53       (77)      (24)
  Convertible notes                           19        49        68          (108)       16       (92)
  Repurchase agreements                        -         -         -           106         -       106
                                          ------     -----     -----        ------     -----    ------
                                              93       (23)       70            68      (196)     (128)
                                          ------     -----     -----        ------     -----    ------
Increase (decrease) in net interest       $  563     $(175)    $ 388        $1,662     $(465)   $1,197
income                                    ======     =====     =====        ======     =====    ======

     Interest income represents interest earned on loans, investment securities and federal funds sold. Interest income increased $458,000 to $4,801,000 for the three months ended September 30, 1999 from $4,343,000 for the same period in 1998. For the nine months ended September 30, 1999, interest income increased 8.6% to $13,540,000 from $12,472,000 for the same period in 1998. Interest earned on loans increased 32% and 26% for the three and nine months ended September 30, 1999 and 1998, respectively. The Company continues to benefit from strong loan demand, which has been funded by the sale of investment securities and reduced levels of federal funds sold during the three and nine months ended September 30, 1999. Overall average interest earning assets increased $15,708,000 or 7.3% for the nine months ended September 30, 1999 as compared to the same period in 1998.

     Interest expense represents interest paid on deposits, Company borrowings and convertible notes. Interest expense for the three months ended September 30, 1999 was $864,000 compared to $793,000 for the same period in 1998, an increase of 9.0%. For the nine months ended September 30, 1999, interest expense decreased to $2,463,000 from $2,591,000 for the same period in 1998. The decrease in interest expense is primarily related to a $68,000 and a $92,000 decrease in interest expenses on convertible notes, for the three and nine months periods ended September 30, 1999 as compared to the same periods in 1998. Average convertible notes outstanding decreased to $828,000 and $888,000 for the three and nine months period ended September 30, 1999, from $1,479,000 and $3,693,000 for the same periods in 1998. In addition, interest expense was further impacted by an increase in average repurchase agreements outstanding during the nine month period ended September 30, 1999 as compared to the same period in 1998. Interest expense on repurchase agreements increased to $109,000 for the nine months period ended September 30, 1999 from $3,000 for the same period in 1998. The increase in average repurchase agreements outstanding during the periods presented, was a result of the reduced level of federal funds sold and the growth in the loan portfolio.

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

     The Company recorded provisions for loan losses of $4,426,000 and $5,598,000 for the three and nine months period ended September 30, 1999, respectively. The Company had made no provision for loan losses for the same periods in 1998. The increase in the provision for loan losses in 1999 relate primarily to identified weaknesses in a small number of loans, of substantial dollar amounts, which may take an extended period of time to resolve. Secondarily, changes in the health care industry and the increased complexity of the credits extended to this industry made increases in the loan loss provisions prudent. Finally, growth in the loan portfolio and increases in non-performing assets also contributed to the increased provision. Net charge-offs (recoveries) to average outstanding loans for the first nine months of 1999 and 1998 were 1.15% and (0.11)%, respectively.

Other Operating Income

     For the nine months ended September 30, 1999, other operating income totaled $1,422,000 compared with $1,345,000 for the same period in 1998. The increase was primarily related to a $40,000 net gain recognized on the sale of investment securities and a $63,000 increase in merchant discount income during the first nine months of 1999 as compared to 1998. In addition, other operating income was adversely impacted by declines in mortgage brokering fees on a comparative basis, for the periods presented.

Other Operating Expense

     Other operating expenses for the first nine months of 1999, increased to $10,480,000 from $9,524,000 for the same period in 1998. The increase primarily occurred in salaries and other employee benefits, legal fees and audit/ accounting fees.

     Salaries and other employee benefits increased approximately $548,000 to $5,159,000 for the first nine months of 1999 from $4,611,000 for the same period in 1998. The increase primarily relates to an increase in staff and salaries and increased group health insurance expenses. Legal fees and audit/accounting fees increased $449,000 during the first nine months of 1999 as compared to the same period in 1998, primarily due to an increase in audit fees of $96,000 related to the completion of the 1998 annual report and an increase of $353,000 in legal expenses related to the planned merger and lending activities. Legal expenses related to the workout of problem loans may be recovered after the loan is fully paid. There was also a decrease of $142,000 due to reduced promotional activities and use of outside consultants.

Income Taxes

     For the nine months ended September 30, 1999, the provision (benefit) for income taxes was $(1,292,000) compared to $661,000 for the same period in 1998.

BALANCE SHEET ANALYSIS

Investment Securities

     The Company reported total investment securities of $66.7 million at September 30, 1999. This represented a decrease of $38.2 million, or 36.4% from $105.0 million at December 31, 1998.

     Securities available-for-sale decreased $33.6 million, or 41.5%, to $47.3 million at September 30, 1999. The unrealized loss on securities held-for-sale was $1.9 million at the end of the third quarter, with an adjustment to equity capital of $1.1 million and deferred taxes of $0.8 million. The following table sets forth the amortized cost and fair value of securities available-for-sale as of September 30, 1999 and December 31, 1998:

                                                                            September 30, 1999
                                                        -----------------------------------------------------------
                                                                           Gross             Gross
                                                        Amortized        Unrealized        Unrealized        Fair
(in thousands)                                             Cost             Gain              Loss           Value
                                                        ---------        ----------        ----------       --------
U.S. Government securities                               $     -          $       -            $    -        $     -
U.S. Government agency and
   mortgage-backed securities                             38,405                  -             1,352         37,053
Small Business Administration securities                     654                  -                21            633
Municipal securities                                       2,551                  -               133          2,418
Federal Reserve Bank Stock                                   439                  -                 -            439
Collateralized mortgage obligations                        7,163                  -               395          6,768
                                                         -------          ---------            ------        -------
        Total                                            $49,212          $       -            $1,901        $47,311
                                                         =======          =========            ======        =======

                                                                            December 31, 1998
                                                        -----------------------------------------------------------
                                                                           Gross             Gross
                                                        Amortized        Unrealized        Unrealized        Fair
(in thousands)                                             Cost             Gain              Loss           Value
                                                        ---------        ----------        ----------       --------
U.S. Government securities                               $    -                $  -            $    -        $     -
U.S. Government agency and
   mortgage-backed securities                             68,487                153               514         68,126
Small Business Administration securities                     858                  1                 7            852
Municipal securities                                       2,551                  3                 8          2,546
Federal Reserve Bank Stock                                   439                  -                 -            439
Collateralized mortgage obligations                        9,034                  -               106          8,928
                                                         -------          ---------            ------        -------
        Total                                            $81,369               $157            $  635        $80,891
                                                         =======          =========            ======        =======

     Securities held-for-sale decreased $4.7 million, or 19.5%, to $19.4 million at September 30,1999, from $24.1 million at December 31, 1998. The amortized cost and fair value of securities held-to-maturity as of September 30, 1999, and December 31, 1998 are as follows:

                                                                           September 30, 1999
                                                  ---------------------------------------------------------------------
                                                                       Gross                 Gross
                                                  Amortized          Unrealized            Unrealized             Fair
(in thousands)                                      Cost                Gain                  Loss               Value
                                                  ---------          ----------            -----------          --------
U.S. Government securities                          $ 3,035                $ 38                   $  -           $ 3,073
U.S. Government agency securities                     2,000                   -                      -             2,000
U.S. Government agency
   mortgage-backed securities                        14,396                  29                    107            14,318
                                                    -------                ----                   ----           -------
        Total                                       $19,431                $ 67                   $107           $19,391
                                                    =======                ====                   ====           =======


                                                                           December 31, 1998
                                                  ---------------------------------------------------------------------
                                                                       Gross                 Gross
                                                  Amortized          Unrealized            Unrealized             Fair
(in thousands)                                      Cost                Gain                  Loss               Value
                                                  ---------          ----------            -----------          --------
U.S. Government securities                          $ 3,043                $151                   $  -           $ 3,194
U.S. Government agency securities                     2,250                  21                      -             2,271
U.S. Government agency                                    -                   -                      -                 -
   mortgage-backed securities                        18,788                   1                    119            18,670
                                                    -------                ----                   ----           -------
        Total                                       $24,081                $173                   $119           $24,135
                                                    =======                ====                   ====           =======


     During the nine months ended September 30, 1999 and the twelve months ended December 31, 1998, securities available-for-sale were sold for aggregate proceeds of $27,148,000 and $15,337,000, respectively. These sales resulted in gross realized gains and losses of $97,000 and ($57,000) for the nine months ended September 30, 1999 and $12,000 and ($18,000) for the twelve months period ended December 31, 1998.

Loans

     The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.

                                                  September 30, 1999                   December 31, 1998
                                               -----------------------              -----------------------
(in thousands)                                  Amount      % of Total                Amount     % of Total
                                               --------     ----------               --------    ----------
Commercial                                     $113,408           76.0%              $ 93,952          79.7%
Real estate secured commercial                   26,736           17.9                 11,698           9.9
                                               --------     ----------               --------    ----------
                                                140,144           93.9                105,650          89.6
Equity lines of credit                            4,320            2.9                  5,931           5.0
Other lines of credit                             3,205            2.2                  4,817           4.1
Installment                                       1,501            1.0                  1,482           1.3
Lease financing                                       -              -                     32             -
                                               --------     ----------               --------    ----------
      Gross loans                               149,170          100.0%               117,912         100.0%
Less:
   Allowance for loan losses                      6,213                                 2,200
   Deferred loan fees, net                          216                                   193
                                               --------                              --------
      Net loans                                $142,741                              $115,519
                                               ========                              ========

     Gross loans outstanding increased by $31.3 million or 26.5% to $149.2 million at September 30, 1999 compared to $117.9 at December 31, 1998. This was primarily due to increases in commercial and real estate secured commercial loans of $19.5 million and $15.8 million, respectively. The table above indicates that the loan portfolio mix at September 30, 1999 had a larger portion of real estate secured commercial loans, representing 17.9% of gross loans as compared to 9.9% at December 31, 1998, while commercial loans decreased from 79.7% to 76.0%.

     The commercial and real estate secured commercial loans consist primarily of short-to medium-term financing for small-to medium-sized health care-related companies and professionals located in Southern California. These loans are primarily concentrated in the same sectors of the medical community that the Bank's deposit base is drawn from and consists of sole medical practitioners, small group practices, large specialty groups, multi-specialty medical groups and other outpatient health care service companies. Approximately 76% of total loans at September 31, 1999 were commercial loans which were unsecured or collateralized by various business and personal property assets, including equipment, accounts receivable contracts, and proceeds thereof, including capitation payments.

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

                                                                  September 30,                December 31,
(in thousands)                                                        1999                         1998
                                                                  -------------                ------------
Nonperforming loans                                               $       4,325                $      1,359
Other real estate owned (OREO)                                                -                           -
Other repossessed assets                                                    272                         272
                                                                  -------------                ------------
     Total nonperforming assets                                   $       4,597                $      1,631
                                                                  =============                ============

Accruing loans 90 days or more past due                           $       2,990                $        100
                                                                  =============                ============
Allowance for loan losses as a percent of
     nonperforming loans                                                 143.7%                      617.7%
Nonperforming loans to total loans(1)                                     2.90%                       1.15%
Nonperforming assets(1)
     to total loans                                                       3.08%                       1.38%
     to total loans, OREO and repossessed assets                          3.08%                       1.38%
     to total assets                                                      1.70%                       0.63%

     (1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.

     Nonperforming loans increased to $4.3 million at September 30,1999 from $1.4 million at December 31, 1998. This increase was primarily due to a single borrower being placed on nonaccrual status during the third quarter of 1999.

    The $2,990,000 in accruing loans over 90 days or more past due and still accruing as of September 30, 1999 were all in the process of being renewed, paid off or the credit quality was not impaired. As a result of the Company's practice to discourage "short-term" extensions, these loans are carried as "past due" to ensure proper underwriting and administrative controls. The total accrued interest on loans 90 days or more past due and still accruing was approximately $7,934 at September 30, 1999, and the Company had no accrued interest due on loans 90 days past due at December 31, 1998.


Allowance for loan losses

     Management's determination of the allowance for loan losses requires the use of estimates and assumptions related to the actual and inherent risks in the loan portfolio. Actual results may, however, differ significantly from such estimates. In connection with the determination of the allowance for loan losses where real estate secures the loan, management generally obtains independent appraisals for all properties. Management believes its current appraisal policy conforms to regulatory guidelines.

     An evaluation of the overall quality of the portfolio is performed at least quarterly to determine the level of the allowance for loan losses. This evaluation takes into consideration the classification of loans and the application of loss estimates attributable to these classifications. The Company classifies loans as pass, watch, special mention, substandard, doubtful, or loss based on classification criteria believed by management to be consistent with the criteria applied by regulatory agencies and consistent with sound banking practices. These classifications and loss estimates take into consideration all sources of repayment, underlying collateral, the value of the collateral, current and anticipated economic conditions, trends and uncertainties and the historical accuracy of specific reserves attached to loans with serious perceived weakness. Additionally, the Company utilizes "migration analysis' as another means to assist management in estimating the level of the allowance for loan losses. Migration analysis is a statistical method that examines historic charge-off and classification trends prior to charge-off to estimate potential losses inherent in the loan portfolio. In addition, the Company utilizes a comprehensive program that considers numerous variables, of which migrations is one, to determine the adequacy of the allowance for loan losses for reserves nonspecific to certain credits. This program is consistent with the methodologies in Banking Circular 201. Amongst others, consideration is given to historical and current trends in past due loans, charged-off loans, nonaccruals, and the nature and mix of the loan portfolio; local, regional, industry, and national economic trends in determining loan loss adequacy. Finally, credit administration, corresponding loan policies and procedures, and timely problem loan identification are integral to the sound determination of the allowance for loan losses. Based on information available at September 30, 1999, management believes that a $6.2 million allowance for loan losses, which constitutes 4.17% of gross loans, was adequate as an allowance against probable and estimable losses.

While the Company's policy is to charge-off in the current period those loans for which a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans. As this risk continually changes in response to factors beyond the control of the Company, such as the state of the economy, management's judgment as to the adequacy of the allowance for loan losses in future periods, while approximate, is in part based on a reasonable methodology. In addition, various regulatory agencies, as an integral part of their examination process, review the Company's allowance for loan losses. Such agencies may require the Bank to record additions or deletions to the allowance based on their judgments of information available to them at the time of their examination.


     The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity during the nine months ended September 30, 1999, the year ended December 31, 1998, and the nine months ended September 30, 1998:

                                                                                      Period Ended
                                                                                      ------------
                                                              September 30,            December 31,         September 30,
(in thousands)                                                    1999                     1998                 1998
                                                              -------------            ------------         -------------
Balance at beginning of period                                $       2,200            $      1,802         $       1,802
Provision for loan losses                                             5,598                     406                     -
                                                              -------------            ------------         -------------
                                                                      7,798                   2,208                 1,802
                                                              -------------            ------------         -------------
Loan charge-offs                                                      1,690                     269                   122
Recoveries on loans previously charged-off                             (105)                   (261)                 (205)
                                                              -------------            ------------         -------------
   Net charge-offs (recoveries)                                       1,585                       8                   (83)
                                                              -------------            ------------         -------------
Balance at end of period                                      $       6,213            $      2,200         $       1,885
                                                              =============            ============         =============

Loans outstanding at end of period                            $     149,170            $    117,912         $     107,719
Average loans outstanding during period                             137,675                 103,548               101,852

Net charge-offs (recoveries) to average loans outstanding             1.15%                   0.01%                -0.11%
Allowance for loan losses:

     to total loans                                                    4.17                    1.87                  1.75
     to nonperforming loans/(1)/                                       1.44                  161.88                324.44
     to nonperforming assets/(1)/                                      1.35                  134.89                220.98

/(1)/ Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.


     The allowance for losses on loans was $6.2 million at September 30, 1999, an increase of $4.0 million and $4.3 million from at December 31, 1998 and September 30, 1998, respectively. The additional provisions relate primarily to identified weaknesses in a small number of loans, of substantial dollar amounts, which may take an extended period of time to resolve. Secondarily, changes in the health care industry and the increased complexity of the credits extended to this industry made increases in the loan loss provisions prudent. Finally, growth in the loan portfolio and increases in non-performing assets also contributed to the increased provision. The Company also added $1.0 million of allowance for losses on loans during the second quarter of 1999.

     Net loan charge-offs for the nine months ended September 30, 1999 amounted to $1.6 million as compared to a total net recovery of $0.1 million for the same period in 1998. Of the $1.7 million in charge-offs in 1999, $1.5 was attributable to a single credit in the second quarter.

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

     The Company had $4,545,000 in impaired loans as of September 30,1999. The carrying value of impaired loans for which there is a related allowance for loan losses was $264,000, with the amount of specific allowance for loan losses allocated to these loans of $61,000. There was $4,281,000 in impaired loans for which there was a general allowance allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the first nine months of 1999 was approximately $2,915,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $60,038. Impaired loans at September 30, 1999, included $4,325,000 of nonaccrual loans. Included in impaired loans as of September 30, 1999 were $999,000 of troubled debt restructured loans, $778,000 of which were on nonaccrual and the remaining $221,000 were in compliance with the modified terms.

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

          The Company had $875,000 in impaired loans as of September 30, 1998. The carrying value of impaired loans for which there is a related allowance for loan losses was $171,000, with the amount of specific allowance for loan losses allocated to these loans of $48,000. However, general allowance consistent with the level of allowance for similar loans with similar risk characteristics were maintained for impaired loans without specific allowance. The average recorded investment in impaired loans during the first nine months of 1998 was approximately $955,000 and income recorded utilizing the cash basis and accrual basis method of accounting was $34,000. Impaired loans at September 30, 1998, included $581,000 of nonaccrual loans. Included in impaired loans as of September 30, 1998 were $319,000 of troubled debt restructured loans, $25,000 of which were on nonaccrual and the remaining $294,000 were in compliance with the modified terms.

Deposits

     Total deposits at September 30, 1999 were $244,475,000, an increase of $13,894,000 or 6.03% from $230,581,000 at December 31, 1998. The Company attracts deposits primarily from individuals and businesses related to the health care services industry, as well as other professionals and professional services firms. The Company has no brokered deposits and the Company's practice is to not purchase brokered deposits.

     The following table sets forth the amount of deposits by category and the percentage of each category to total deposits as of September 30, 1999 and December 31, 1998:


                                                      September 30, 1999                    December 31, 1998
                                                     Amount     % of Total                 Amount     % of Total
                                                    --------    ----------                --------    ----------
(in thousands)
Demand, noninterest-bearing                         $101,129         41.37%               $109,422         47.46%
Demand, interest-bearing                              14,253          5.83                  16,711          7.25
Savings deposits                                      13,604          5.56                  12,553          5.44
Money market deposits                                 79,184         32.39                  62,947         27.30
Time deposits under $100,000                           8,252          3.38                   8,625          3.74
Time deposits of $100,000 and over                    28,053         11.47                  20,323           .81
                                                    --------    ----------                --------    ----------
                                                    $244,475        100.00%               $230,581        100.00%
                                                    ========    ==========                ========    ==========

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

     Federal banking agencies risk-based capital standards were implemented on December 31, 1992. Since December 31, 1992, banking organizations have been expected to meet a minimum ratio for qualifying total capital to risk-weighted assets of 8.0%, 4.0% of which must be Tier 1 capital. A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and risk-weighted off-balance sheet items.

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

     The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of September 30, 1999.

                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                For Capital                Prompt Corrective
                                       Actual                Adequacy Purposes             Action Provisions
                                 ------------------         --------------------         --------------------
(in thousands)                    Amount     Ratio           Amount       Ratio           Amount       Ratio
                                 --------   -------         -------      -------         --------     -------
Company
Leverage/(1)/                    $23,539      8.76%          $10,747        4.00%         $13,434        5.00%
Tier 1 Risk-Based                 23,539     13.24%            7,114        4.00%          10,671        6.00%
Total Risk-Based                  26,559     14.93%           14,228        8.00%          17,785       10.00%

Bank
Leverage                          20,101      7.53%           10,675        4.00%          13,344        5.00%
Tier 1 Risk-Based                 20,101     11.45%            7,021        4.00%          10,531        6.00%
Total Risk-Based                  22,345     12.73%           14,041        8.00%          17,552       10.00%

/1/ The minimum required by the FRB is 3%; for all but the most highly rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

     The Company and the Bank, at September 30, 1999, were considered "well-capitalized" and exceeded all applicable minimum capital requirements. Capital requirements of the federal banking regulators, however, could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth.

     On May 29, 1998, the Company gave notice of its' call for partial redemption of $2,625,000 principal amount of the Professional Bancorp, Inc., 8.50% Convertible Subordinated Reset Notes due March 1, 2004. As a result of this call, approximately $2,552,000 of the notes converted to 200,955 shares of common stock and $73,000 in notes were redeemed by the June 30, 1998 redemption date. For the nine months ended September 30, 1999, approximately $368,000 of notes were converted to 28,977 shares of common stock. The principal balance of notes outstanding at September 30, 1999 were $748,000.

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

     The Bank's primary sources of liquidity are federal funds sold to other banks and the investment securities portfolio. For the nine months ended September 30, 1999, federal funds sold averaged $15,111,000 and compared to $34,066,000 for the same period in 1998. In addition, securities in the available-for-sale portfolio can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs primarily as collateral for reverse repurchase agreements. The fair value of securities available-for-sale and securities held-to-maturity at September 30, 1999, were $47,311,000 and $19,390,000, respectively.

     The Bank sells securities under agreements to repurchase. Securities sold under repurchase agreements are recorded as short-term obligations. During the first nine months of 1999, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase were $25,000,000 and $4,368,000, respectively; the average rate paid was 4.95%. At September 30, 1999, there were no securities sold under agreements to repurchase.

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

     Awareness: Our plan provides for a Year 2000 task force which continues to report at least quarterly reporting to the Audit Committee and Board of Directors of the Company. The task force, which meets monthly, consists of members of senior management representatives from key areas within the Company. The task force, among other roles, monitors and report progress, and provides direction toward preparation for the Year 2000 date change.

     Assessment: The task force developed an overall strategy which identified and categorized internal information and operating systems, and external vendors, customers, auditors and business partners, according to risk of business disruption. Each operating system, process, vendor, or other business partner was risk assessed based upon the impact on the Company's business. High risk processes and systems were categorized as "mission critical" and were prioritized in our Year 2000 risk mitigation process. Testing plans were developed, and we completed testing all mission critical and other identified systems. The testing of all systems was completed by September 30, 1999. We identified contingency plans and alternatives, including replacement or elimination, for mission critical systems and other systems. Also, we integrated the Year 2000 business risks into our overall bankwide business resumption plans.

     In addition, as a lending institution, the Bank is exposed to potential risk if its customers suffer Year 2000 related difficulties. Therefore, we have developed, and implemented, a process to assess the potential risks to the Bank of both our lending and deposit customer's preparedness for the Year 2000 date change. Also, potential borrower's readiness for Year 2000 is assessed and included within the credit underwriting and approval process.

     Remediation: The remediation phase included upgrading or replacing information or operating systems, vendor certifications, and other associated changes. We have completed renovation of systems, including non-information technology systems that were identified as non-compliant to Year 2000, including replacement of some personal computers and upgrade of software and other operating systems.

     The renovation of mission critical systems is complete. The extent of our identified renovation needs were budgeted within our corporate budgeting process or expensed in accordance with generally accepted accounting procedures.

     Additionally, we have received vendor responses or certification for all of our mission critical systems, along with most of our other information and operating systems. These responses are monitored continually to determine the vendors' progress toward preparedness.

     Validation/Implementation: As operating systems were validated, upgraded, and successfully tested the systems were integrated into ongoing operations. As with any new system, or system change, internal/external users are provided training, connectivity with other systems is determined and integration into current processes occurs. Validation and implementation of mission critical systems was completed by December 31, 1998. In addition, we instituted an independent third party review of our Year 2000 efforts for all mission critical systems. This independent audit of the Bank's Year 2000 readiness plan recently confirmed that 100 percent of our mission-critical systems are Y2K Compliant.

     Significant progress has been accomplished in our efforts to prepare for the Year 2000-century date change. All of our mission critical systems have been tested and none have failed. Additionally, we are 100% complete assessing, renovating, testing and implementing Year 2000 preparedness for all other identified systems. Management currently estimates the overall cost of Year 2000 risk mitigation not to exceed $100,000 in operating expenses and $300,000 in fixed asset purchases for fiscal 1999, of which 100% has been incurred.

     While we expect we are fully prepared for the Year 2000 transition, it is not possible to guaranty that the Bank has eliminated every conceivable risk or the potential that one or more of our systems may be affected by the actions or events controlled by third parties. We have, therefore, developed and tested a comprehensive contingency plan outlining emergency procedures should key services be disrupted.

     We continue with the execution of our Year 2000 Preparedness Plan and have met or remain on schedule to meet our internal timeline and regulatory expectations. Also, we have developed and presented internal and external awareness programs, which reinforce the awareness and the need for preparedness to the Year 2000 problem for the Company's Board of Directors, employees, and our customers. Based upon the information we have developed through our Year 2000 Preparedness Plan, we have not identified risks associated with the date change to Year 2000 that will have a material financial impact on the Company.

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

                                                                                                   There                  Fair
                                              1999       2000       2001      2002       2003      After      Total       Value
                                            -------    -------     ------    ------    -------    -------    --------    --------
                                                                      (U.S. $ equivalent in thousands)
ASSETS (1)
----------

Securities
  U.S. government securities
     Fixed                                  $     -    $     -     $1,013    $    -    $ 2,022    $     -    $  3,035    $  3,073
       Weighted average interest rate                               6.81%                5.89%                  6.20%
  U.S. government agency and
    mortgage-backed securities
     Fixed                                        -          -          -         -      2,000     36,907      38,907      37,751
       Weighted average interest rate                                                    5.65%      6.26%       6.32%
     Variable                                     -          -          -         -          -     15,896      15,896      15,621
       Weighted average interest rate                                                              5.76%       5.76%
  Municipal securities
     Fixed                                        -          -          -         -         -      2,551       2,551       2,418
       Weighted average interest rate                                                              5.82%       5.82%
  Small Business Administration securities
     Variable                                     -          -          -         -          -        694         694         633
       Weighted average interest rate                                                               5.40%       5.40%
  Collateralized mortgage securities
     Fixed                                        -          -          -         -          -      7,163       7,163       6,767
       Weighted average interest rate                                                               6.32%       6.32%
     Variable                                     -          -          -         -          -          -           -           -
       Weighted average interest rate
  Federal Reserve Bank Stock
     Fixed                                        -          -          -         -          -        439         439         439
       Weighted average interest rate             -          -          -         -          -      6.08%       6.08%

Loans
     Fixed                                    6,762      4,434      2,310     4,434      3,851     11,223      33,014      37,148
       Weighted average interest rate         9.59%      8.95%      9.37%     9.65%      9.78%      7.94%       9.21%
     Variable                                24,853     34,589      6,371     9,607     13,816     26,920     116,156     116,156
       Weighted average interest rate         9.81%      9.78%     10.00%     9.99%     10.00%      9.73%       9.89%

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

                                                                                                     There                 Fair
                                                        1999       2000      2001    2002    2003    After     Total       Value
                                                      --------    ------     -----   -----   -----   -----    --------    --------
                                                                         (U.S. $ equivalent in thousands)
LIABILITIES (1)
---------------

Deposits
  Noninterest-bearing transaction accounts            $101,129    $    -     $   -   $   -   $   -   $   -    $101,129    $101,129
              Weighted average interest rate             0.00%         -         -       -       -       -       0.00%
  Interest-bearing transaction accounts                 14,252         -         -       -       -       -      14,252      14,252
              Weighted average interest rate             0.73%         -         -       -       -       -       0.73%
  Savings and money market accounts                     92,789         -         -       -       -       -      92,789      92,789
              Weighted average interest rate             1.96%         -         -       -       -       -       1.96%
  Certificates of deposit and other time deposits
          Fixed                                         29,662     6,642         -       -       -       -      36,304      36,435
              Weighted average interest rate             4.46%     4.22%         -       -       -       -       4.34%

Convertible notes                                            -         -         -       -       -     748         748         752
              Weighted average interest rate                 -         -         -       -       -   5.23%       5.23%

OFF-BALANCE SHEET ASSETS                                     -         -         -       -       -       -           -           -
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

                          PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

      None.

Item 2.    CHANGES IN SECURITIES

      None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

      None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Item 5.    OTHER INFORMATION

      None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

Exhibit No.
-----------
   3.1 Articles of Incorporation (filed as Exhibit 3.3 to Bancorp's 1989 Form 10-K Report and incorporated herein by this reference).

   3.2 Amendment to Articles of Incorporation, dated September 8, 1992 (filed as Exhibit 3.3 to Bancorp's 1995 Form 10-K/A Report filed on June 3, 1996 and incorporated herein by this reference).

   3.3    Bylaws adopted April 25, 1990, as amended July 25, 1990 (filed as
          Exhibit 3.2 to Bancorp's 1995 Form 10-K/A Report filed on June 3, 1996 and incorporated herein by this reference).

   4.1 Warrant to purchase 100,000 shares of Common Stock dated 12-31-92, issued to Robert H. Leshner (filed as Exhibit 4.1 in Bancorp's 1992 Form 10-K Report and incorporated herein by this reference).

   4.2 Warrant to purchase 12,500 shares of Common Stock dated 12-31-92 issued to Andrew E. Haas. (filed as Exhibit 4.2 in Bancorp's 1998 Form 10-K Report and incorporated herein by this reference).

   4.3 Warrant to purchase 12,500 shares of Common Stock dated 12-31-92, issued to Curtis Swindall. (filed as Exhibit 4.3 in Bancorp's 1998 Form 10-K Report and incorporated herein by this reference).

  10.1* Indemnity Agreement entered into with directors and certain officers dated October 25, 1989 (filed as Exhibit 10.11 to Bancorp's 1995 Form 10-K/A Report filed on June 3, 1996 and incorporated herein by this reference).

  10.2* 1990 Stock Option Plan (filed as Exhibit 28.A in Bancorp's 1990 Form 10-K Report on Form 8, Amendment No. 1 dated April 29, 1991 and incorporated herein by this reference).

  10.3* 1992 Stock Option Plan (filed as Exhibit A in Bancorp's 1992 Proxy Statement and incorporated herein by this reference).

  10.4* 1998 Stock Option Plan. (filed as Exhibit 10.4 to Bancorp's 1998 Form 10-K Report and incorporated herein by this reference).

  10.5* Stock repurchase agreement (filed as Exhibit 10.1 in Form 8-K, dated December 18, 1990 and incorporated herein by this reference).

  10.6* Consulting Agreement dated as of August 12, 1996 between Bancorp, First Professional Bank, N.A. and Network Health Financial Services, Inc. (filed as Exhibit 10.6 to Bancorp's 1996 Form 10-K Report and incorporated herein by this reference).

  10.7* Amendment No. 1 to Consulting Agreement dated as of August 12, 1996 between Professional Bancorp, Inc., First Professional Bank, N.A. and Network Health Financial Services, Inc. (Filed as Exhibit 10.7 to Bancorp's 1998 Form 10-K Report and incorporated herein by reference).

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

   10.19* Employment agreement effective November 1, 1999, among First
          Professional Bank, N.A., Professional Bancorp, Inc. and Larry
          Patapoff.

   10.20* Employment agreement effective October 21, 1999, among First
          Professional Bank, N.A., Professional Bancorp, Inc. and Gene Gaines.

   21 Subsidiaries of the Registrant (filed as Exhibit in Bancorp's 1986 10-K Report and incorporated herein by this reference).

   27     Financial Data Schedule

*Identified as a management contract or compensatory agreement pursuant to Item
 14(a)# of Form 10-K.

(b)   Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                PROFESSIONAL BANCORP, INC.
                                --------------------------
                                (Registrant)



Date:  November 12, 1999        /s/ Julie P. Thompson
                                ---------------------
                                Julie P. Thompson
                                Chairman of the Board


Date:  November 12, 1999        /s/ Larry Patapoff
                                -----------------------
                                Chief Financial Officer