Form 10-K
period 1999-12-31
PROFESSIONAL BANCORP INC
filed 2000-03-31
CIK 700914

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

        Securities registered pursuant to Section 12(g) of the Act: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X     NO
                                       ---      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_X_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 2000 was $9,899,926.


The number of shares of $0.008 par value common stock outstanding as of February 29, 2000 was 2,030,754.


================================================================================

                                    FORM 10-K
                                    ---------


                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET
                   -------------------------------------------
                                                                            PAGE
PART I
------

   Item 1.      Business                                                      3

   Item 2.      Properties                                                   27

   Item 3.      Legal Proceedings                                            27

   Item 4.      Submission of Matters to a Vote of Security Holders          28


PART II
-------

   Item 5.      Market  for Registrant's Common Equity                       28
                and Related Stockholder Matters

   Item 6.      Selected Financial Data                                      30
   Item 7.      Management's Discussion and Analysis of Financial            31
                Condition and Results of Operations

   Item7A.      Quantitative and Qualitative Disclosures About
                Market Risk                                                  55

   Item 8.      Financial Statements and Supplementary Data                  56

   Item 9.      Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                       57


PART III
--------

   Item 10.     Directors and Executive Officers of the Registrant           57
   Item 11.     Executive Compensation                                       59
   Item 12.     Security Ownership of Certain Beneficial
                Owners and Management                                        61
   Item 13.     Certain Relationships and Related Transactions               64

PART IV
-------

   Item 14.     Exhibits, Consolidated Financial Statement Schedules and
                Reports on Form 8-K                                          64
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                     PART I
ITEM 1.  BUSINESS

           Certain statements in this report on Form 10K constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality, year 2000 data systems compliance, and government regulations. For a discussion of the factors that might cause such a difference, see Item 1. Business - "Factors That May Affect Future Results."

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

           The Company's principal business is to serve as a holding company for the Bank and for other banking or finance-related subsidiaries which the Company may establish or acquire. At December 31, 1999, the Company had total consolidated assets of approximately $273.5 million, total consolidated net loans of approximately $156.5 million, total consolidated deposits of approximately $256.0 million and total consolidated shareholders' equity of approximately $14.9 million. The discussion and analysis for the year ended December 31, 1999 reflect the operations of the Company, the Bank and Professional Bancorp Mortgage, Inc. ("PBMI"). See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the Company's assets and revenues for the past three fiscal years.


First Professional Bank, National Association

           The Bank was organized in August 1982 and commenced operations as a federally chartered national bank. The Bank's strategy is to deliver value-added products and services that satisfy the financial services needs of its targeted customers, the health care services sector, emphasizing superior service and relationships. The Bank provides a wide range of commercial banking products and services primarily directed towards the health care community, which includes, physicians, independent practice associations (IPA), practice management companies (PPM), preferred provider organizations (PPO), medical billing management companies, home health agencies and hospital based practices.


Professional Bancorp Mortgage, Inc.

           On November 18, 1998, Professional Bancorp Mortgage, Inc. ("PBMI") commenced operations as a majority-owned subsidiary of the Bank. The Bank's strategy was to provide clients access to new products through a co-venture partnership with REIS Mortgage Holdings, Inc. ("REIS"). REIS is a provider of mortgage brokerage services and has been a long-standing referral partner of the Bank. Due to changing market conditions, the Bank ceased operations of the subsidiary effective January 1, 2000.

REGULATORY AGREEMENT

           As the Bank's principal regulator, the Office of the Comptroller of the Currency ("OCC") examines and evaluates the financial condition, operations and policies and procedures of nationally chartered banks on a regular basis as part of its legally prescribed oversight responsibilities. The OCC conducted an examination in 1999 which identified deficiencies in the Bank's loan underwriting and administration policies and procedures. The OCC determined that the Bank required special supervisory attention. To implement corrective action, the OCC and the Bank entered into a formal regulatory agreement (the "Formal Agreement") on March 22, 2000. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Regulatory Agreement" for more information.

PRINCIPAL MARKETING AREA

           The principal service areas of the Bank consist of the California counties of Los Angeles, Orange, Riverside, San Bernardino and Ventura with a full-service office at its Santa Monica headquarters and four full-service branches located in Beverly Hills, Tarzana, Pasadena and Redlands. In addition, the Bank has a limited service facility in Los Angeles within the proximity of Cedars Sinai Medical Center. Since inception, the Bank has operated an in-house courier service which permits the Bank to serve areas outside of each branch's immediate vicinity. Couriers are licensed branches of the Bank and able to facilitate limited banking transactions.

COMMERCIAL BANKING

           The Bank is engaged in the business of general commercial banking. The services which are offered include those traditionally offered by commercial banks, such as checking and savings accounts, time certificates of deposit, and commercial, consumer/installment, home equity and short-term real estate loans. The Bank also offers cashier's checks, travelers checks, safe deposit boxes, night deposit facilities, wire transfers, notary services, courier services, mortgage brokering, merchant accounts, TouchTone Banking and five bank owned 24-hour automated teller machines which are located at the Bank's Santa Monica, Cedars Sinai Medical Center, Tarzana, Pasadena and Redlands facilities. Client access to the Bank is also available through most ATM networks.

COMPETITION

           The Bank faces competition in attracting both deposits and originating loans. The Bank's competition in loans comes principally from community based, regional and multi-regional commercial banks, asset based finance companies, savings and loan associations, mortgage companies, and to a lesser degree, thrift and loan companies, credit unions and insurance companies. Many of the nation's largest commercial banks and savings and loan associations with which the Bank competes have significantly greater lending limits than the Bank and perform other services for their customers which the Bank can offer only through correspondents or other vendors, if at all. Deregulation of the banking industry and increased competition from non-bank entities for the cash balances of individuals and businesses has had and will continue to have an impact on the competitive position of the Bank. Among the advantages of these larger institutions is their ability to make larger loans, finance extensive advertising campaigns, access international money markets and generally allocate their assets to regions of highest yield and demand. Management believes that its most direct competition for deposits comes from commercial banks, stock brokerage firms, savings and loan associations, thrift and loan companies and credit unions. In addition, competition for deposits may be expected to arise from corporate and governmental debt securities, as well as money market mutual funds. The Bank does not have a significant market share of the deposits or loans in the northern or southern California marketplace.

           In order to compete with other financial service entities in its service area, the Bank relies principally upon promotional activity and personal contacts obtained through its officers, directors, employees and shareholders to attract and maintain relationships. The Bank's promotional activities emphasize the advantages of banking with an institution familiar with the particular needs of the health care community. Additionally, the Bank is informed of the current trends and changing financial services needs of the health care industry through membership in trade associations, directorships of health care organizations and through feedback from existing health care clients of the Bank.

           This longstanding and continued presence of the Bank in its niche is a valuable marketing factor, which not only serves well for clients and prospects, but serves as a major competitive advantage. For clients whose credit demands exceed the Bank's lending limits, the Bank attempts to arrange for such loans on a participated basis with institutions who desire to work with the Bank to leverage its industry expertise. The Bank also assists clients requiring services not offered by the Bank by obtaining these services through its correspondent banks and/or other joint relationships.

SUPERVISION AND REGULATION

INTRODUCTION
------------

           Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation's insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including:


     - the Board of Governors of the Federal Reserve System (the "FRB");
     - the Office of the Comptroller of the Currency (the "OCC"); and
     - the Federal Deposit Insurance Corporation (the "FDIC").

           The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations. Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things:


     - the scope of business that they may conduct;
     - investments that they can make;
     - reserves that must be maintained against deposits;
     - capital levels that must be maintained relative to the amount and risks associated with assets;
     - the nature and amount of collateral that may be taken to secure loans;
     - the establishment of new branches;
     - mergers and consolidations with other financial institutions; and
     - the amount of dividends that the Company and the Bank may pay.

           The following summarizes the material elements of the regulatory framework that applies to the Company and any subsidiaries, including the Bank. It does not describe all of the statutes, regulations and regulatory policies that are applicable. Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described. Consequently, the following summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business of the Company and the Bank.

SUPERVISION AND REGULATION - THE COMPANY

           GENERAL. The Company, as a bank holding company registered under the BHCA, is subject to regulation by the FRB. According to FRB policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support it in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and its subsidiaries are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

           The Company is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner of the California Department of Financial Institutions (the "Commissioner"). Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Commissioner's powers under this statute.

           BANK HOLDING COMPANY LIQUIDITY. The Company is a legal entity, separate and distinct from the Bank. Although there exists the ability to raise capital on its own behalf or borrow from external sources, it may also obtain additional funds through dividends paid by, and fees for services provided to, the Bank. However, regulatory constraints may restrict or totally preclude the Bank from paying dividends to the Company.

           The Company is entitled to receive dividends, when and as declared by the Bank's Board of Directors, out of funds legally available, as specified and limited by the OCC's Regulations. Pursuant to the OCC's Regulations, funds available for a national bank's cash dividends are restricted to the lesser of the bank's: (i) retained earnings; or (ii) net income for the current and past two fiscal years (less any dividends already paid during such period), unless approved in advance by the OCC. Furthermore, if the OCC determines that a dividend would cause a bank's capital to be impaired or that payment would cause it to be undercapitalized, the OCC can prohibit payment of a dividend if it is an unsafe and unsound banking practice.

           Since the Bank is an FDIC insured institution, it is therefore possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

           TRANSACTIONS WITH AFFILIATES. The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act. Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates' stock, and taking affiliates' stock by the Bank as collateral for loans to any borrower will be limited to 10% of the Bank's capital, in the case of any one affiliate, and will be limited to 20% of the Bank's capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. (See "Supervision and Regulation - The Bank - Recent Legislation and Regulatory Developments - 1. Gramm-Leach-Bliley Act - Facilitating Affiliations and Expansion of Financial Activities" herein.)

           LIMITATIONS ON BUSINESSES AND INVESTMENT ACTIVITIES. Under the BHCA, a bank holding company must obtain the FRB's approval before:

     - directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company;
     -  acquiring all or substantially all of the assets of another bank; or
     -  merging or consolidating with another bank holding company.

           The FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located.

           In approving interstate acquisitions, however, the FRB must give effect to applicable state laws limiting the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institutions in the state in which the target bank is located, provided that those limits do not discriminate against out-of-state depository institutions or their holding companies, and state laws which require that the target bank have been in existence for a minimum period of time, not to exceed five years, before being acquired by an out-of-state bank holding company.

           In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto." The Company, therefore is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

     - making or acquiring loans or other extensions of credit for its own account or for the account of others; o servicing loans and other extensions of credit;
     - operating a trust company in the manner authorized by federal or state law under certain circumstances;
     - leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;
     - providing financial, banking, or economic data processing and data transmission services;
     - owning, controlling, or operating a savings association under certain circumstances;
     -  selling money orders, travelers' checks and U.S. Savings Bonds;
     - providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and
     - underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.
     - Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:
     - the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust service;
     - the customer must obtain or provide some additional credit, property or service from or to the Company the Bank; or o the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

           Generally, the BHCA does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

           On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "GLB Act" or the "Financial Modernization Act"). The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act permits banks and bank holding companies to engage in previously prohibited activities under certain conditions. Also, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms under certain conditions. Consequently, a qualifying bank holding company, called a financial holding company ("FHC"), can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are beyond those permitted for traditional bank holding companies. Moreover, various non-bank financial services providers which were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. The GLB Act also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or nonfinancial, through merchant banking activities and insurance company affiliations. (See "Supervision and Regulation - The Bank - Recent Legislation and Regulatory Developments - 1. Gramm-Leach-Bliley Act" herein.)

           CAPITAL ADEQUACY. Bank holding companies must maintain minimum levels of capital under the FRB's risk-based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

           The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (see "Supervision and Regulation - The Bank - Recent Legislation and Regulatory Developments - 4. Risk-Based Capital Guidelines" herein), assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

           The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the GLB Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

           LIMITATIONS ON DIVIDEND PAYMENTS. Section 1551 of the Pennsylvania Business Corporation Law of 1988 (the "PBCL") provides that the board of directors may authorize a business corporation to make distributions to shareholders subject to certain limitations. A distribution to shareholders may not be made if: (i) the corporation would be unable to pay its debts as they become due in the usual course of business; or (ii) the total assets of the corporation would be less than the sum of its total liabilities, plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

           Additionally, the FRB's policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

SUPERVISION AND REGULATION - THE BANK

           GENERAL. As a national banking association which is a member of the Federal Reserve System and whose deposits are insured by the FDIC up to the maximum extent provided by law, the Bank is subject to regulation, supervision and regular examination by the OCC, the FDIC and the FRB. California law exempts all banks from usury limitations on interest rates. Supervision, regulation and examination of the Bank by regulatory agencies are generally intended to protect depositors and the FDIC's insurance fund and not the Bank's shareholder.

           RECENT LEGISLATION AND REGULATORY DEVELOPMENTS. From time to time legislation is proposed or enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for the maintenance of mandatory reserves with the FRB on deposits by depository institutions (state reserve requirements have been eliminated); the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain of their customers' accounts. Federal regulators have been given increased authority and means for providing financial assistance to insured depository institutions and for effecting interstate and cross-industry mergers and acquisitions of failing institutions. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial service providers, and increasing the cost of funds to banks and other depository institutions.

           1.  GRAMM-LEACH-BLILEY ACT

           GENERAL. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. The GLB Act represents the most significant revision of the banking and financial services industry laws since the Depression Era by revising the BHCA and permitting full affiliations with other financial service providers. The GLB Act permits a qualified bank holding company, called a financial holding company, to engage in a full range of financial activities including banking, insurance, securities activities, as well as merchant banking and other activities that are financial in nature. The following discusses the more significant elements of the GLB Act.

          FACILITATING AFFILIATIONS AND EXPANSION OF FINANCIAL ACTIVITIES.
          ---------------------------------------------------------------
          The GLB Act:

      - eliminates many federal and state barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers;
      - establishes a statutory framework for permitting full affiliations to occur;
      - provides financial organizations with flexibility in structuring new financial affiliations through the FHC structure or through a bank financial subsidiary, with certain safeguards and limitations;
      - preserves the role of the FRB as the umbrella supervisory authority for those FHCs, while incorporating a system of functional regulation designed to utilize the strengths of various federal and state regulatory authorities; and
      -   establishes a mechanism for coordination between the FRB
          and the Secretary of the Treasury (the "Secretary")
          regarding the approval of new financial activities for both holding companies and financial subsidiaries of national banks.

           Safety and soundness is also emphasized by requiring that banks and holding companies be "well capitalized" and "well managed" in order to engage in the new activities and affiliations contemplated by the GLB Act, with the appropriate regulators given authority to address any failure to maintain safety and soundness standards in a prompt manner.

           FINANCIAL AFFILIATIONS AND ACTIVITIES. The GLB Act repeals previous statutory prohibitions by permitting bank holding companies and FRB member banks to engage in previously prohibited activities and affiliations. Specifically, the GLB Act adds Section 6 to the BHCA, designating qualifying bank holding companies engaging in the new, permissible financial activities and affiliations as FHCs. In order for a bank holding company to qualify as an FHC, its subsidiary depository institutions must be "well managed," "well capitalized," and have at least a "satisfactory" Community Reinvestment Act ("CRA") rating as of their last examination.

           On January 19, 2000, the FRB adopted interim regulations under Subpart I of Regulation Y implementing the FHC provisions of the GLB Act. The interim regulations, subject to revision, became effective March 11, 2000. Under the interim regulations, a bank holding company must submit a declaration to the FRB stating that the company elects to become an FHC and a certification that all depository institutions controlled by the company are "well capitalized" and "well managed." Providing that those requirements are met and that the depository institutions have at least a "satisfactory" CRA rating, the election to become an FHC is effective on the 31st day after the FRB receives the election.

           If any of an FHC's subsidiary depository institutions fails to retain a "well managed" or "well capitalized" status, the FHC must execute an agreement with the FRB within 45 days after notice of the deficiency, agreeing to implement specific corrective measures to return the FHC to compliance. After the agreement is executed, the FHC will have 180 days to correct any management or capital deficiencies. Until the FRB has determined that the deficiencies have been corrected, the FRB may impose any conditions or limitations on the conduct or activities of an FHC or on any of its affiliates that the FRB deems appropriate and consistent with the BHCA and the FHC and its affiliates may not engage in any additional activities permitted by the GLB Act without the FRB's prior approval.

           If the FHC fails to correct the capital and management deficiencies within 180 days, the FRB may require the FHC to divest itself of any insured depository institutions or the FRB may require the FHC to cease engaging (both directly and through any subsidiary that is not a depository institution or a subsidiary of a depository institution) in all activities that are not otherwise permissible for a traditional bank holding company pursuant to the FRB's Regulation Y.

           If any one of an FHC's depository institution falls out of compliance with the "satisfactory" CRA rating requirement, the FHC may continue existing activities permitted by the GLB Act. However, the FHC may not commence any additional GLB Act activities, or acquire direct or indirect control of any entity engaged in such activities.

           The GLB Act permits FHCs to engage in non-banking activities beyond those permitted for traditional bank holding companies. Rather than requiring that the non-banking activities be "closely related to banking," FHCs may engage in those that the FRB determines to be financial in nature, incidental to activities that are financial in nature, or complimentary to financial activities. The GLB Act enumerates certain permissible activities that the FRB considers financial in nature. FHCs, however, may only engage in complimentary financial activities if the FRB determines that the complimentary activities do not pose a substantial risk to the safety and soundness of the FHC's depository institutions or the financial system in general.

           For those expanded financial activities that are not specifically enumerated in the GLB Act, the FRB has the primary authority to determine which activities are financial in nature, incidental or complimentary, and may act by regulation or order. However, the FRB may not act unilaterally. Pursuant to the GLB Act, a consultive process between the FRB and the Secretary is required. The Secretary may also make similar proposals to the FRB with respect to determining whether proposed activities are financial in nature or incidental to financial activities regarding financial subsidiaries of national banks. Such a process is intended to bring a balance to the determinations regarding the type of activities that are financial and limit so-called "regulatory shopping" by financial service providers.

           A qualifying FHC may engage in any new activity enumerated in the GLB Act without receiving prior approval from the FRB. Rather, the FHC is only required to file a notice with the FRB within 30 days after the activity is commenced or a company is acquired. The new activities enumerated in the GLB Act which are specifically considered financial in nature include:


     - underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker;
     -  providing financial or investment advice;
     -  issuing or selling interests in pools of assets that a bank could hold;
     - all underwriting, dealing in or making markets in securities without any revenue limitation;
     - engaging within the United States in any activity that a bank holding company could engage in outside of the country, if the FRB determined, before the GLB Act, that the activity was usual in connection with banking or other financial operations internationally;
     -  sponsoring and distributing all types of mutual funds;
     -  investment company activities;
     -  merchant banking equity investment activities;
     -  insurance company equity investments; and
     - engaging in any activity that the FRB determined before the GLB Act to be permitted for a bank holding company that is not an FHC.

           The most significant of the new activities authorized by the GLB Act are merchant banking and insurance company portfolio investment powers. Before enactment of the GLB Act, bank holding companies were limited in their ability to make equity investments, including controlling equity investments, to entities that were engaged in activities that were closely related to the business of banking. At the same time securities and insurance companies were free to make merchant banking and insurance company portfolio investments in virtually any kind of financial or non-financial company.

           Recognizing that such investments are financial in nature, the GLB Act substantially expands the authority of an FHC to make controlling equity investments in any kind of entity, including those engaged in non-financial activities.

           MERCHANT BANKING. The GLB Act permits FHC's to make controlling equity investments in virtually any business entity (including those that engage in non-financial activities) by permitting the FHC to engage in merchant banking activities. In order to engage in merchant banking activities:

     - the investment must not be made by a depository institution subsidiary of the FHC, or by a subsidiary of a depository institution;
     -  the FHC must own a securities affiliate;
     - the investment must be made as part of a BONA FIDE underwriting or merchant or investment banking activity, including investment activities engaged in for the purpose of appreciation and ultimate resale or disposition of the investment;
     - the investment must be held for a period of time to enable the sale or disposition thereof on a reasonable basis consistent with the financial viability of the BONA FIDE underwriting or merchant or investment banking activity; and
     - the FHC must not routinely manage or operate the entity in which the investment is made, except as may be required to obtain a reasonable return on investment upon sale or disposition.

           INSURANCE COMPANY PORTFOLIO INVESTMENTS. The GLB Act permits FHCs to affiliate with insurance companies. The GLB Act recognizes that, as part of their ordinary business, insurance companies frequently invest funds received from policy holders in most or all of the shares of stock of a company that may not be engaged in a financial activity.

           New Section 4(k)(4)(I) of the BHCA permits an insurance company that is affiliated with a depository institution to continue insurance company portfolio investment activities, provided that certain requirements are met. Specifically, the investments held by an insurance company affiliate of a depository institution must:

     - be acquired and held by an insurance company that is predominantly engaged in underwriting life, accident and health, or property and casualty insurance, or in providing and issuing annuities;
     - represent investments made in the ordinary course of the insurance company's business, according to relevant state insurance laws governing such investments; and
     - not be routinely managed or operated by the FHC, except as may be necessary or required to obtain a reasonable return.

           To the extent that an FHC does participate in management of the portfolio, participation would be limited to safeguarding the investments under the applicable requirements of state insurance laws.

           The GLB Act imposes other restrictions on equity investment activities of FHCs. First, a depository institution controlled by an FHC may not cross market the products or services of a company in which the FHC has made a merchant banking or insurance company portfolio investment (a "portfolio company"), and VICE VERSA. However, the GLB Act does not prevent a nonbank affiliate of an FHC and a portfolio company from cross marketing each other's products.

           Second, a controlling investment made pursuant to the GLB Act's merchant banking or insurance company portfolio investment authority would make the portfolio company an "affiliate" of the FHC's depository institution for purposes of Sections 23A and 23B of the Federal Reserve Act. Moreover, the GLB Act establishes a presumption that an investment of 15% or more in the equity of a portfolio company will make the portfolio company an affiliate. Thus, an affiliated depository institution's credit and asset purchase transactions will be subject to the "covered transaction" restrictions of Sections 23A and 23B of the Federal Reserve Act, including quantitative limits, collateral requirements, and the "arms'-length" transaction standard.

         The Riegle-Neal Act was amended to apply its prohibitions against establishment of deposit production offices to interstate branches acquired or established under the GLB Act, including all branches of a bank owned by an out-of-state bank holding company.

           PREEMPTION OF STATE LAW. The GLB Act affirms that the states are the primary legal authority to regulate the insurance business and related activities. However, in their regulation of insurance activities, state laws are pre-empted to the extent that they prohibit the affiliations permitted under the GLB Act. States may not prevent or restrict depository institutions or their affiliates from engaging in any activity permitted under the GLB Act, such as insurance sales, solicitations and cross-marketing. States, however are allowed to continue regulating other insurance activities such as licensing and requiring that insurance companies maintain certain levels of capital.

           Additionally, state regulation of other activities is not pre-empted, even if they do prevent or restrict an activity permitted under the GLB Act, so long as they do not discriminate. Consequently, state securities regulations are not pre-empted with respect to a state's ability to investigate and enforce certain unlawful transactions or require licensing. Similarly, state corporation and antitrust laws are not pre-empted so long as such laws are consistent with the intent of the Financial Modernization Act permitting affiliations.

           STREAMLINING SUPERVISION OF BANK HOLDING COMPANIES. The GLB Act authorizes the FRB to examine each holding company and its subsidiaries. The legislation provides that the FRB may require a bank holding company or any subsidiary to submit reports regarding: financial condition; monitoring of financial and operating risks; transactions with depository institutions; and compliance with the BHCA and other laws that the FRB has jurisdiction to enforce.

           The FRB, however, is directed to use existing examination reports prepared by functional regulators of the particular activity, publicly reported information and reports filed with other agencies to the fullest extent possible.

           The FRB may only directly examine subsidiaries that are functionally regulated by other federal or state agencies if it:

     - has a reasonable basis to believe that the subsidiary is engaged in activities that pose a material risk to an affiliated depository institution;
     - reasonably believes, after reviewing the relevant reports, that examining the subsidiary is necessary to adequately provide information regarding its risk monitoring systems; or
     - has a reasonable basis to believe that the subsidiary is not in compliance with the BHCA or other federal law that the FRB has specific authority to enforce, and the FRB cannot make the determination through an examination of an affiliated depository institution or the holding company.

           The FRB is not authorized to mandate capital requirements for any subsidiary that is functionally regulated by another agency and which is in compliance with the capital requirements prescribed by another federal or state regulatory authority. Insurance and securities activities conducted in regulated entities are subject to functional regulation by relevant state insurance authorities and the Securities and Exchange Commission (the "SEC"), respectively.

           Also, the FRB cannot force a broker-dealer or insurance company that is a bank holding company to contribute additional capital to a depository institution, if the company's functional regulator determines, in writing, that the contribution would have a material adverse effect on the broker-dealer or insurance holding company. If a functional regulator, however, makes such a determination, the FRB has authority to require the bank holding company to divest its interests in the depository institution. The limitations on the FRB also apply to all federal banking agencies. Thus, the OCC which regulates national banks, the OTS, which regulates federal savings banks, and the FDIC will not be able to assume and duplicate the function of being the general supervisory authority over functionally regulated subsidiaries of banks. However, the GLB Act specifically preserves the FDIC's authority to examine a functionally regulated affiliate of an insured depository institution, if it is necessary to protect the deposit insurance fund.

           The GLB Act also specifically limits the FRB's ability to take indirect action against functionally regulated affiliates. Consequently, the FRB may not promulgate rules, adopt restrictions, safeguards or any other requirement affecting a functionally regulated affiliate unless:

     - the action is necessary to address a "material risk" to the safety and soundness of a depository institution affiliate or to the domestic or international payments system; and
     - it is not possible to guard against that material risk through requirements imposed upon the depository institution directly.

           FINANCIAL SUBSIDIARIES OF NATIONAL BANKS. In addition to the permissible statutory subsidiaries (agricultural credit corporations, bank service companies and community development corporations, etc.) and operating subsidiaries (subsidiaries engaged in activities that a national bank itself can perform), the GLB Act permits national banks to establish and operate a third class of subsidiary known as a financial subsidiary. A financial subsidiary is a subsidiary that performs financial activities that a national bank either cannot otherwise perform itself, or that a national bank cannot otherwise own if not for the enabling provisions of GLB Act.

           Financial activities for national banks are essentially the same as those for FHCs. Thus, national banks, through financial subsidiaries, are permitted to engage in the enumerated financial activities authorized by the GLB Act. However, the following activities, although permissible for FHCs, are prohibited for financial subsidiaries of national banks and can only be performed in nonbank subsidiaries of FHCs.

           These prohibited activities are:

     - insurance or annuity underwriting, except that underwriting title insurance is permitted for national banks in those states where state-chartered banks may do so;
     -  insurance company portfolio investments;
     -  merchant banking; and
     - real estate investment and development activities beyond those directly authorized by law.

           The Secretary, in concert with the FRB, may jointly adopt rules lifting the insurance underwriting, insurance company portfolio investment, and merchant banking prohibitions beginning November 12, 2004. Additionally, the Secretary, in conjunction with the FRB, has the authority to determine whether additional activities are financial in nature and must follow the same evaluation criteria that the FRB uses in determining additional financial activities for FHC purposes.

           On January 19, 2000, the OCC issued a proposal to amend Part 5 of its regulations to provide that a national bank may establish a financial subsidiary if:

     - the national bank and its depository institution affiliates meet the same "well capitalized," "well managed" and "satisfactory" CRA rating standards for bank subsidiaries of FHCs;
     - the aggregate consolidated financial assets of all of the national bank's financial subsidiaries does not exceed the lesser of 45% of the consolidated net assets of the parent bank or $50 billion; and
     - a national bank that is one of the nation's 100 largest insured banks, determined on the basis of consolidated total assets, has at least one issue of outstanding eligible debt that is rated in one of the three highest investment grade categories.

           The proposed regulations provide for a filing and notification process. Once expanded activities have commenced in a financial subsidiary, the proposed regulations require a national bank to comply with certain conditions in order to ensure that proper safeguards are implemented.


           These conditions include, but are not limited to:

     - requiring the national bank to deduct the total amount of its investment in the financial subsidiary from its assets and equity for purposes of determining regulatory capital, and presenting the information separately in any published financial statements for the bank;

     - prohibiting the consolidation of the financial subsidiary's assets and liabilities with those of the bank;
     - requiring the national bank to establish adequate policies and procedures to maintain the separate corporate identities of the bank and its financial subsidiaries; and
     - requiring adoption and implementation of policies and procedures to identify and manage financial and operational risks associated with the financial subsidiary.

           SUBSIDIARIES OF STATE-CHARTERED NONMEMBER BANKS. The GLB Act added
Section 46 to the Federal Deposit Insurance Act (the "FDI Act") which permits state nonmember banks to hold interests in a subsidiary that are essentially equivalent to a national bank's financial subsidiary. Additionally, the state nonmember bank must comply with substantially all of the requirements and conditions imposed on national banks in order to qualify and maintain their investments in financial subsidiaries established under the GLB Act, except that there is no requirement that the state nonmember bank be "well managed." However, the FDI Act requires the FDIC's consent to an investment in any financial subsidiary of a state-chartered institution. (See - 5. Expanded Enforcement Powers - Activities of State Banks herein.)

           BROKER-DEALER ACTIVITIES. The GLB Act provides for the functional regulation of bank securities activities by the SEC. The GLB Act replaces the broad bank exemption from broker-dealer regulation under the Securities Exchange Act of 1934 ( the "'34 Act"). The amendments include certain previously excluded activities within the definition of "broker" and "dealer," thereby subjecting those activities to the registration requirements and regulation of the '34 Act, with an exception for certain activities in which banks have traditionally engaged. These exemptions relate to:

     -  third-party networking arrangements;
     - trustee and fiduciary activities if the bank: (i) is chiefly compensated by means of administration and certain other fees; and (ii) does not publicly solicit brokerage deposits; and
     - identified banking products such as commercial paper, bankers' acceptances, employee and shareholder benefit plans, sweep accounts, affiliate transactions, private placements, safekeeping and custody services, asset-backed securities, derivatives and other identified banking products.

           The GLB Act also amends the Investment Company Act and the Investment Advisers Act, subjecting banks that advise mutual funds to the same regulatory scheme as other advisers to mutual funds. It also requires banks to make additional disclosures when a fund is sold or advised by a bank.

           INSURANCE ACTIVITIES. In addition to affirming that states are the functional regulators of insurance activities, the GLB Act prohibits federally-chartered banks from engaging in any activity involving the underwriting and sale of title insurance. National banks may, however, sell title insurance products in any state in which state-chartered banks are permitted to do so, so long as those activities are undertaken in the same manner, to the same extent, and under the same restrictions that apply to state-chartered banks.

           The GLB Act requires the federal bank regulatory agencies and state insurance regulators to coordinate efforts to supervise companies that control both depository institutions and entities engaged in the insurance business, and to share supervisory information including financial condition and affiliate transactions on a confidential basis. Federal agencies are further directed to provide notice to and consult with state regulators before taking actions which affect any affiliates engaging in insurance activities.

           UNITARY SAVINGS AND LOAN HOLDING COMPANY PROVISIONS. The GLB Act amends the Home Owners' Loan Act (the "HOLA") to prohibit unitary savings and loan holding companies from engaging in non-financial activities or affiliations with non-financial organizations. The prohibition applies to applications to form unitary savings and loan holding companies filed with the OTS after May 4, 1999. Unitary savings and loan holding companies existing or whose applications were pending on or before May 4, 1999, retain their authority to engage in nonfinancial activities and affiliations.

           The prohibition on non-financial affiliations, however, does not prevent transactions that involve corporate reorganizations. Specifically, it does not prohibit transactions that solely involve an acquisition, merger, consolidation or other type of business combination of a savings and loan holding company (or any savings association subsidiary) with another company, where both are under common control.

           CONSUMER PRIVACY PROTECTION. The GLB Act enhances financial privacy laws by imposing an affirmative and continuing obligation to respect the privacy and protect the confidentiality of nonpublic personal customer information provided by a consumer to a financial institution, or otherwise obtained by the financial institution. For purposes of the privacy provisions of the GLB Act, a financial institution means any entity engaging in the financial activities that are listed in the new Section 4(k) of the of the BHCA. Thus, the privacy protections extend to all entities engaged in financial activities defined in the GLB Act, whether or not they are affiliated with banks or bank holding companies, FHCs or banks.

           The GLB Act also makes it a federal crime to obtain, attempt to obtain, disclose, cause to be disclosed or attempt to cause to be disclosed customer information of a financial institution through fraudulent or deceptive means. These include misrepresenting the identity of the person requesting the information and misleading an institution or customer into making unwitting disclosures of confidential information. In addition to criminal sanctions, the legislation provides for a private right of action and enforcement by state attorneys general.

           FEDERAL HOME LOAN BANK SYSTEM MODERNIZATION. The Federal Home Loan Bank System Modernization Act of 1999 (the "FHLBSMA") was enacted as part of the GLB Act. The FHLBSMA reforms the Federal Home Loan Bank System (the "FHLBS") in several ways. The more significant changes include:

     - voluntary rather than mandatory membership of federal savings associations in the FHLBS;
     - permitting all community financial institutions (I.E. institutions whose deposits are insured by the FDIC and have less than $500 million in average total assets) to obtain advances from Federal Home Loan Banks; and
     - permitting any community financial institution greater access to FHLBS credit facilities by expanding the types of assets that may be pledged as collateral, including small business, agricultural, rural development, or low-income community development loans.

           In addition, a number of restrictions that had applied to FHLBS member institutions which did not comply with the Qualified Thrift Lender ("QTL") requirements under the HOLA were abolished, including: the Federal Home Loan Bank stock purchase requirements; the requirement that advances only be given for housing related purposes; the 30% limit on total advances for non-QTL members; and certain restrictions that applied to non-QTL thrift institutions.

           COMMUNITY REINVESTMENT ACT PROVISIONS. In addition to the maintenance of at least a "satisfactory" CRA rating in order to qualify for expanded activities, the GLB Act amends the FDIA to require full disclosure of agreements entered into between an insured depository institution or its affiliates and non-governmental entities or persons made under or in connection with fulfillment of the CRA. These agreements are to be made available to the public and federal regulatory agencies. Annually, the parties to each CRA agreement are required to report the use of resources provided to the participating bank's primary federal regulator.

           Other provisions affecting the CRA include:

     - reducing the frequency of CRA examinations for banks with less than $250 million in assets to once every five years if they have "outstanding" CRA ratings, and once every four years if they have "satisfactory" ratings;
     - requiring an FRB study of the default rates, delinquency rates and profitability of CRA loans; and
     - requiring a Treasury study of whether adequate services are being provided under the CRA.

           OTHER PROVISIONS. Other provisions of the GLB Act include, but are not limited to:

     - requiring ATM operators who impose a fee for use of an ATM by a non-customer to post notice on the ATM and on the screen that a fee will be charged, the amount of the fee and that no fee will be imposed unless such notices are made and the customer elects to proceed with the transaction;
     - requiring a General Accounting Office study of possible revisions to the Internal Revenue Code's Subchapter S corporation rules to permit greater access by community banks to Subchapter S tax treatment; and
     - requiring a General Accounting Office study analyzing the conflict of interest faced by the FRB between its role as a primary regulator of the banking industry and its role as a vendor of services to the banking and financial services industry.

           CONCLUSION. The provisions of the GLB Act are numerous and become effective at various times between the date of enactment and the middle of 2001 and beyond. Additionally, various federal regulatory authorities including the FRB, OCC, FDIC, OTS and SEC have only started to promulgate the regulations and interpretations required by the GLB Act. Furthermore, procedures for the coordination of information among regulators, both state and federal, have yet to be formulated. Management of the Company and the Bank, therefore, cannot estimate with any degree of certainty the effect that the GLB Act, future regulations and future regulatory information sharing will have on the financial condition, results of operations or future prospects of the Company or the Bank.

           Finally, the provisions of the GLB Act, particularly those permitting affiliations and expansion of activities, may prompt mergers, joint ventures, partnerships and other affiliations among providers of banking, insurance and securities services, both domestically and internationally. The extent and magnitude of these affiliations and their impact on the Company, the Bank or on the banking industry in general cannot be predicted.

           2.  INTERSTATE BANKING

           The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to open branches across state lines and also amended the BHCA to make it possible for bank holding companies to buy out-of-state banks in any state and convert them into interstate branches.

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

           The Riegle-Neal Act permits interstate branching through merging of existing banks, provided that the banks are at least adequately capitalized and demonstrate good management. The states were also authorized to enact laws to permit interstate banks to branch DE NOVO. All banks, however, are prohibited from using the interstate branching authority of the Riegle-Neal Act for the primary purpose of deposit production or the establishment of deposit production offices. (See "- 1. Gramm-Leach-Bliley Act - Facilitating Affiliations and Expansion of Financial Activities" herein.)

           The California Interstate Banking and Branching Act of 1995 ("CIBBA") authorized out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations, but limits interstate branching into California to branching by acquisition of an existing bank. CIBBA allows a California state bank to have agency relationships with affiliated and unaffiliated insured depository institutions and allows a bank subsidiary of a bank holding company to act as an agent to receive deposits, renew time deposits, service loans and receive payments for a depository institution affiliate.

           3.  FEDERAL DEPOSIT INSURANCE

           GENERAL. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") has resulted in major changes in the regulation of insured financial institutions, including significant changes in the authority of government agencies to regulate insured financial institutions.

           Under FIRREA, virtually all federal deposit insurance activities were consolidated under the FDIC, including insuring deposits of federal savings associations, state chartered savings and loans and other depository institutions determined to be operated in substantially the same manner as a savings association. FIRREA established two deposit insurance funds to be administered by the FDIC. The money in these two funds is separately maintained and not commingled. The Bank Insurance Fund (the "BIF") insures deposits of commercial banking institutions and the Savings Association Insurance Fund (the "SAIF") replaced the deposit insurance fund administered by the Federal Savings and Loan Insurance Corporation. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

           DEPOSIT INSURANCE ASSESSMENTS. Under FIRREA, the premium assessments made on banks and savings associations for deposit insurance were initially increased, with rates set separately for banks and savings associations, subject to statutory restrictions.

           Since 1994, the FDIC has assessed deposit insurance premiums pursuant to a risk-based assessment system, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the deposit insurance fund. Under the risk-based assessment system, BIF member institutions such as the Bank are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the OCC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital and supervisory group ratings for SAIF institutions are the same as for BIF institutions. The capital ratios used by the FRB, the FDIC and in the OCC, to define well-capitalized, adequately capitalized and undercapitalized are the same as in the prompt corrective action regulations (discussed below). The BIF and SAIF assessment rates since January 1, 1997 are summarized below; assessment figures are expressed in terms of cents per $100 in insured deposits.

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


           Commencing the first quarter of 1997, banks were required to share in the payment of interest on the Financing Corporation Bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Previously, the FICO debt was paid solely out of the SAIF assessment base.

           Prior to January 1, 2000, the FICO assessments imposed on BIF insured institutions were assessed at a rate equal to 1/5 of the rate of the assessments imposed on SAIF insured depository institutions. Between the first quarter of 1997 and the fourth quarter of 1999, the quarterly FICO assessment rates for SAIF insured institutions ranged from a high of $.0650 to a low of $.0582 per $100 in insured deposits. The BIF assessment rate for the same period ranged from a high of $.0130 to a low of $.01164 per $100 in insured deposits. The rates equalized effective January 1, 2000 at $.0212 per $100 in insured deposits. Although the FICO assessment rates are annual rates, they are subject to change quarterly. Since the FICO bonds do not mature until the year 2019, it is conceivable that banks and savings associations will continue to share in the payment of the interest on the bonds until then.

           With certain limited exceptions, FIRREA prohibits a bank from changing its status as an insured depository institution with the BIF to the SAIF and prohibits a savings association from changing its status as an insured depository institution with the SAIF to the BIF, without the prior approval of the FDIC.

           FDIC RECEIVERSHIPS. Pursuant to FIRREA, the FDIC may be appointed conservator or receiver of any insured bank or savings ------------------- association. In addition, FIRREA authorized the FDIC to appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

     -  insolvency of such institution;
     - substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice; o an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise;
     - any willful violation of a cease and desist order which has become final;
     -  any concealment of books, papers, records or assets of the institution;
     - the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business;
     - the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or
     - any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interest of its depositors.

           As a receiver of any insured depository institution, the FDIC may liquidate such institution. The liquidation must be done in an orderly manner. The FDIC may also dispose of any matter concerning the institution that the FDIC determines to be in the institution's, its depositors' and the FDIC's best interests. Additionally, the FDIC, as the conservator or receiver, succeeds to all rights, titles, powers and privileges of the insured institution. Consequently, the FDIC may take over the assets of and operate an institution with all the powers of its members, shareholders, directors or officers, and conduct all business of the institution, collect all obligations and money due to the institution, and preserve and conserve the assets and property of the institution.

           ENFORCEMENT POWERS. Some of the most significant provisions of FIRREA were the expansion of regulatory enforcement powers. FIRREA has given the federal regulatory agencies broader and stronger enforcement authorities reaching a wider range of persons and entities. Some of those provisions included those which:

     - expanded the category of persons subject to enforcement under the Federal Deposit Insurance Act;
     - expanded the scope of cease and desist orders and provided for the issuance of temporary cease and desist orders;
     - provided for the suspension and removal of wrongdoers on an expanded basis and on an industry-wide basis;
     - prohibited the participation of persons suspended or removed or convicted of a crime involving dishonesty or breach of trust from serving in another insured institution;
     -  required the regulators to publicize all final enforcement orders; and
     - provided for extensive increases in the amounts and circumstances for assessment of civil money penalties, civil and criminal forfeiture and other civil and criminal fines and penalties.

           CRIME CONTROL ACT OF 1990. The Crime Control Act of 1990 further strengthened the authority of federal regulators to enforce capital requirements, increased civil and criminal penalties for financial fraud, and enacted provisions allowing the FDIC to regulate or prohibit certain forms of golden parachute benefits and indemnification payments to officers and directors of financial institutions.

           4.  RISK-BASED CAPITAL GUIDELINES

           GENERAL. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with a bank's types of assets and off-balance sheet items. A bank's assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. A bank's risk-based capital ratio is calculated by dividing its qualifying capital which is the numerator of the ratio, by the combined risk weights of its assets and off balance sheet items which is the denominator of the ratio.

           QUALIFYING CAPITAL. A bank's qualifying total capital consists of two types of capital components: "core capital elements," known as Tier 1 capital and "supplementary capital elements," known as Tier 2 capital. The Tier 1 component of a bank's qualifying capital must represent at least 50% of qualifying total capital and may consist of the following items that are defined as core capital elements:

     -  common stockholders' equity;
     - qualifying noncumulative perpetual preferred stock (including related surplus); and
     -  minority interests in the equity accounts of consolidated subsidiaries.

The Tier 2 component of a bank's qualifying total capital may consist of the following items:

     -  a portion of allowance for loan and lease losses;
     -  certain types of perpetual preferred stock and related surplus;
     - certain types of hybrid capital instruments and mandatory convertible debt securities; and
     - a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

           RISK WEIGHTED ASSETS AND OFF BALANCE SHEET ITEMS. Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of collateral. The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification. The resulting weighted values from each of the risk classification are added together. This total is the bank's total risk weighted assets comprising the denominator of the risk-based capital ratio.

           Risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements, are determined by a two-step process. First, the "credit equivalent amount" of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral.

           MINIMUM CAPITAL STANDARDS. The supervisory standards set forth below specify minimum capital ratios based primarily on broad risk considerations. The risk-based ratios do not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

           All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%. At least 4% must be in the form of Tier 1 capital, net of goodwill, and a minimum ratio of Tier 1 capital to risk weighted assets of 4%. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets. The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank's risk-based capital calculation.

           Federal banking agencies also require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%. These uniform risk-based capital guidelines and leverage ratios apply across the industry. Regulators, however, have the discretion to set minimum capital requirements for individual institutions which may be significantly above the minimum guidelines and ratios.

           OTHER FACTORS AFFECTING MINIMUM CAPITAL STANDARDS. The federal banking agencies have established certain benchmark ratios of loan loss reserves to be held against classified assets. The benchmark set forth by the policy statement is the sum of:

     -  100% of assets classified loss;
     -  50% of assets classified doubtful;
     -  15% of assets classified substandard; and
     -  estimated credit losses on other assets over the upcoming twelve months.

           The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation.

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

           Further, the banking agencies recently have adopted modifications to the risk-based capital rules to include standards for interest rate risk exposure. Interest rate risk is the exposure of a bank's current and future earnings and equity capital to adverse movements in interest rates. While interest rate risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that they will consider in evaluating an institution's capital adequacy. A bank's interest rate risk exposure is assessed by its primary federal regulator on an individualized basis, and it may be required by the regulator to hold additional capital if it has a significant exposure to interest rate risk or a weak interest rate risk management process.

           The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

     - the amount that can be realized within one year of the quarter-end report date; or
     -  10% of Tier 1 capital.

           The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

           5.  EXPANDED REGULATORY ENFORCEMENT POWERS

           GENERAL. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the FDIC's Bank Insurance Fund, granted broad authorization to the FDIC to increase deposit insurance premium assessments and to borrow from other sources, and continued the expansion of regulatory enforcement powers, along with many other significant changes.

           PROMPT CORRECTIVE ACTION. FDICIA established five categories of bank capitalization: "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized," and "critically undercapitalized" and mandated the establishment of a system of "prompt corrective action" for institutions falling into the lower capital categories. Under the regulations, a bank shall be deemed to be:

     - "well capitalized" if it has a leverage capital ratio of 5.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, and has a total risk-based capital ratio of 10.0% and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;
     - "adequately capitalized" if it has a leverage capital ratio of 4.0% or more (3.0% under certain circumstances), a Tier 1 risk-based capital ratio of 4.0% or more, and has a total risk-based capital ratio of 8.0% or more and does not meet the definition of "well capitalized";
     - "undercapitalized" if it has a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), has a Tier 1 risk-based capital ratio that is less than 4.0%, and has a total risk-based capital ratio that is less than 8.0%;
     - "significantly undercapitalized" if it has a leverage capital ratio that is less than less than 3.0%, a Tier 1 risk-based capital ratio hat is less than 3.0%, and has a total risk-based capital ratio that is less than 6.0%; and
     - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

           Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be undercapitalized, that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to significantly undercapitalized banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to critically undercapitalized banks, those with capital at or less than 2%, including the appointment of a receiver or conservator after 90 days, even if the bank is still solvent. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

           Information concerning the Company's and the Bank's capital adequacy at December 31, 1999 is as follows:



                                                                                                  TO BE WELL
                                                                                               CAPITALIZED UNDER
                                                                   FOR CAPITAL                 PROMPT CORRECTIVE
                                     ACTUAL                     ADEQUACY PURPOSES              ACTION PROVISIONS
                            ---------------------------   ------------------------------   -----------------------------
  (in thousands)              AMOUNT         RATIO            AMOUNT         RATIO          AMOUNT          RATIO
                              ------         -----            ------         -----          ------          -----
  COMPANY
  Leverage                   $ 14,972        5.21 %       $   11,494         4.00 %       $ 14,368          5.00 %
  Tier 1 Risk-Based            14,972        8.97              6,675         4.00           10,013          6.00
  Total Risk-Based             17,784       10.66             13,350         8.00           16,688         10.00

  BANK
  Leverage                   $ 13,786        4.81 %       $   11,457         4.00 %       $ 14,321          5.00 %
  Tier 1 Risk-Based            13,786        8.18                            4.00           10,112          6.00
                                                               6,741
  Total Risk-Based             15,939        9.46             13,482         8.00           16,853         10.00

           The OCC most recently examined the Bank in 1999. As a result of that examination, the Bank entered into a formal agreement with the OCC on March 22, 2000 (the "Formal Agreement"). Under the Formal Agreement, the Bank is required to be "well capitalized" by September 30, 2000. The Bank was classified as "adequately capitalized" as of December 31, 1999. For additional information concerning the Formal Agreement, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Regulatory Agreement" herein.

           FDICIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

           OPERATIONAL STANDARDS. FDICIA also granted the regulatory agencies authority to prescribe standards relating to internal controls, credit underwriting, asset growth and compensation, among others, and required the regulatory agencies to promulgate regulations prohibiting excessive compensation or fees. Many regulations have been adopted by the regulatory agencies to implement these provisions and subsequent legislation (see -"6. Riegle Community Development and Regulatory Improvement Act of 1994" herein) gave the regulatory agencies the option of prescribing the safety and soundness standards as guidelines rather than regulations.

           BROKERED DEPOSITS. Effective June 16, 1992, FDICIA placed restrictions on the ability of banks to obtain brokered deposits or to solicit and pay interest rates on deposits that are significantly higher than prevailing rates. FDICIA provides that a bank may not accept, renew or roll over brokered deposits unless: (i) it is "well capitalized"; or (ii) it is adequately capitalized and receives a waiver from the FDIC permitting it to accept brokered deposits paying an interest rate not in excess of 75 basis points over certain prevailing market rates. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well as any deposit obtained by a depository institution that is not "well capitalized" for regulatory purposes by offering rates significantly higher (generally more than 75 basis points) than the prevailing interest rates offered by depository institutions in such institution's normal market area. In addition to these restrictions on acceptance of brokered deposits, FDICIA provides that no pass-through deposit insurance will be provided to employee benefit plan deposits accepted by an institution which is ineligible to accept brokered deposits under applicable law and regulations.

           LENDING. New regulations were issued in the area of real estate lending, prescribing standards for extensions of credit that are secured by real property or made for the purpose of the construction of a building or other improvement to real estate. In addition, the aggregate of all loans to executive officers, directors and principal shareholders and related interests may now not exceed 100% (200% in some circumstances) of the depository institution's capital.

           ACTIVITIES OF OPERATING SUBSIDIARIES. A national banking association may establish or acquire an operating subsidiary (as opposed to a financial subsidiary established or acquired pursuant to the GLB Act) to conduct, or may conduct in an existing operating subsidiary, activities that are part of or incidental to the business of banking, as determined by the OCC. Such national banking associations must submit an application to and receive OCC approval before acquiring or establishing the operating subsidiary, or commencing the new activity contemplated. National banking associations which are "adequately capitalized" or "well capitalized" and have not been notified that they are in "troubled condition" may acquire or establish an operating subsidiary by providing the OCC with ten (10) days written notice after acquiring or establishing the operating subsidiary.

           After commencing operations, each operating subsidiary is subject to examination and supervision by the OCC and applicable provisions of federal banking laws and regulations pertaining to the operations of the parent bank, shall apply to the operating subsidiary. The OCC has the power to require a national banking association to divest itself of any operating subsidiary or terminate any activity conducted by an operating subsidiary that the OCC determines to pose a threat to the parent bank's financial safety, soundness or stability.

           6.  RIEGLE COMMUNITY DEVELOPMENT AND REGULATORY IMPROVEMENT ACT
           OF 1994

           The Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act") provides for funding for the establishment of a Community Development Financial Institutions Fund (the "Fund"), which provides assistance to new and existing community development lenders to help to meet the needs of low- and moderate-income communities and groups. The 1994 Act also mandated changes to a wide range of banking regulations. These changes included:

     -  less frequent regulatory examination schedules for small institutions;
     - amendments to the money laundering and currency transaction reporting requirements of the Bank Secrecy Act; and
     - amendments to the Truth in Lending Act to provide greater protection for consumers by reducing discrimination against the disadvantaged.

           The "Paperwork Reduction and Regulatory Improvement Act," Title III of the 1994 Act, required the federal banking agencies to consider the administrative burdens that new regulations will impose before their adoption and required a transition period in order to provide adequate time for compliance. This Act also required the federal banking agencies to work together to establish uniform regulations and guidelines as well as to work together to eliminate duplicative or unnecessary requests for information in connection with applications or notices. The Paperwork Reduction and Regulatory Improvement Act also amended the BHCA and Securities Act of 1933 to simplify the formation of bank holding companies.

           7.  SAFETY AND SOUNDNESS STANDARDS

           In July, 1995, the federal banking agencies adopted uniform guidelines establishing standards for safety and soundness. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits and asset quality and earnings. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

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

           8.  CONSUMER PROTECTION LAWS AND REGULATIONS

           The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. In addition to the consumer privacy protections enacted pursuant to the GLB Act, banks are subject to many other federal consumer protection laws and their regulations including, but not limited to, the Community Reinvestment Act, the Truth in Lending Act (the "TILA"), the Fair Housing Act (the "FH Act"), the Equal Credit Opportunity Act (the "ECOA"), the Home Mortgage Disclosure Act ("HMDA"), and the Real Estate Settlement Procedures Act ("RESPA").

           The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- to moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

           The federal banking agencies have adopted regulations which measure a bank's compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of "outstanding" to a low of "substantial noncompliance."

           The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable -- even when there is no intent to discriminate.

           The FH Act regulates may practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered illegal under the FH Act are: declining a loan for the purposes of racial discrimination; making excessively low appraisals of property based on racial considerations; pressuring, discouraging, or denying applications for credit on a prohibited basis; using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants; imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and; racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

           The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

           HMDA grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for one-to-four family loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of such types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

           RESPA requires lenders to provide borrowers with disclosures regarding the nature and costs of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

           Violations of these various consumer protection laws and regulations can result in civil liability to the aggrieved party, regulatory enforcement including civil money penalties, and even punitive damages.

           9.  CONCLUSION

           As a result of the recent federal legislation, including the GLB Act, there has been a competitive impact on commercial banking in general and the business of the Company and the Bank in particular. There has been a lessening of the historical distinction between the services offered by banks, savings and loan associations, credit unions, securities dealers, insurance companies, and other financial institutions. Banks have also experienced increased competition for deposits and loans which may result in increases in their cost of funds, and banks have experienced increased overall costs. Further, the federal banking agencies have increased enforcement authority over banks and their directors and officers.

           Future legislation is also likely to impact the Company's business. Consumer legislation has been proposed in Congress which may require banks to offer basic, low-cost, financial services to meet minimum consumer needs. Further, the regulatory agencies have proposed and may propose a wide range of regulatory changes, including the calculation of capital adequacy and limiting business dealings with affiliates. These and other legislative and regulatory changes may have the impact of increasing the cost of business or otherwise impacting the earnings of financial institutions. However, the degree, timing and full extent of the impact of these proposals cannot be predicted. Management of the Company and the Bank cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

           The foregoing summary of the relevant laws, rules and regulations governing banks and bank holding companies do not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.

IMPACT OF MONETARY POLICIES
---------------------------

           Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate earned by the Bank on loans, securities and other interest-earning assets will comprise the major source of the Company's earnings. These rates are highly sensitive to many factors which are beyond the Company's and the Bank's control and, accordingly, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, by placing limitations upon savings and time deposit interest rates, and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.

         The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company or the Bank cannot be predicted; however, depending on the degree to which the Bank's interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have the temporary effect of increasing their net interest margin, while decreases in interest rates would have the opposite effect.

           In addition, adverse economic conditions could make a higher provision for loan losses more prudent and could cause higher loan charge-offs, thus adversely affecting the Company's net income.

RECENT ACCOUNTING PRONOUNCEMENTS

           During 1998, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities" (SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. During 1999, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133 and Amendment to SFAS 133", which amends certain provisions of SFAS 133 and extends the initial effective date.

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

           Under these statements, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. These statements are effective for the Company on July 1, 2001. Management is in the process of determining what effect, if any, adoption of this statement will have on the financial position or results of operations of the Company.

           In October 1998, FASB issued SFAS No. 134,"Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No 65." Under SFAS 134. After the securitization of a mortgage loan held for sale, and retained mortgage-backed securities shall be classified in accordance with the provisions of Statement 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and enterprises may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place when the Statement is initially applied. The adoption of this statement did not have a significant impact on the financial position or results of operations of the Company. (During 1999, the FASB issued SFAS No. 135, Rescission of SFAS No. 75 and Technical Corrections, SFAS No. 136, "Transfer of Assets to a Not-For-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." Management does not believe either of these statements will have a significant impact on the financial position or results of operations of the Company).

EMPLOYEES

           As of December 31, 1999, the Company had no full-time salaried employees. All compensation of the Company's executive officers was paid by the Bank, with a portion of such compensation reimbursed by the Company. The Bank employed 123 full-time equivalent employees as of December 31, 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

CREDIT QUALITY A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could materially adversely affect the Company's results.

ECONOMIC CONDITIONS AND GEOGRAPHIC CONCENTRATION The Company's operations are concentrated in Southern California. The results of the Company depend largely upon economic conditions in this area, which have been relatively volatile over the last several years. While the Southern California economy recently has exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services.

INTEREST RATES The Company anticipates that interest rate levels will rise in the near future, but if interest rates vary substantially from present levels, the Company's results may differ materially from the results currently anticipated. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and those paid on deposits.

SECTOR RISK Although the risk of non-payment exists with respect to all types of loans, certain other specific risks are associated with each type of loan. The primary risks associated with commercial loans, including real estate secured loans, are the quality of the borrower's management and a number of economic and other factors, including competition, insufficient capital, changes in laws and regulations and general changes in the marketplace, which induce business failures and cause the value of business assets pledged to secure the loan to depreciate. Although the Company's portfolio concentration in the health care services industry may expose the Company to risks or adverse developments in this sector, including any such developments resulting from health care reform, these risks are partially mitigated by the diversity of clientele within the market niche. Equity lines of credit, installment loans and other lines of credit are affected primarily by domestic instability and a variety of factors that may lead to the borrower's unemployment, including deteriorating economic conditions in one or more segments of a local or broader economy.

GOVERNMENT REGULATION AND MONETARY POLICY The banking industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in, or repeals of, existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and bank reserve requirements, and a material change in these conditions would be likely to have a material impact on the Company's results.

COMPETITION The banking and financial services business in the Company's market areas are highly competitive. The increasingly competitive environment is a result in part of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company may differ if circumstances affecting the nature or level of competition change.

OTHER RISKS From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Commission.

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

           All of the leased properties are suitable to the Company's needs and all of the leased areas were utilized in 1999.

ITEM 3. LEGAL PROCEEDINGS

           The Company and its subsidiaries from time to time are party to various legal actions arising in the ordinary course of business. Management believes that there is no proceeding, threatened or pending, against the Company which, if determined adversely, would have a material adverse effect on the business, financial position or results of operations of the Company or the Bank.

           In a First Amended Complaint filed on July 28, 1999 in KOVNER V. UNUM LIFE INSURANCE COMPANY OF AMERICA, PROFESSIONAL BANCORP, INC., FIRST PROFESSIONAL BANK, N.A., ET.AL., Los Angeles Superior Court Case No. SC 057 401, Joel W. Kovner, former Chairman of the Board and Chief Executive Officer of the Company and the Bank, alleged that certain disability benefits were terminated by the Company and/or the Bank in violation of a Separation Agreement dated July 8, 1996 among Mr. Kovner, the Company, the Bank and certain other parties. Mr. Kovner is requesting damages not yet ascertainable, but allegedly in excess of $300,000, for lost disability benefits. Mr. Kovner is also proceeding against UNUM, the disability insurance provider, in administrative proceedings to recover his alleged lost disability benefits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company did not submit any matters to a vote of its stockholders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

           The Company sold its shares of Common Stock on a best-efforts basis commencing May 12, 1982, at $10.00 per share. The offering was completed in August 1982, and the stock was traded on NASDAQ until December 1991. Based on issuance and stock splits, the initial offering price is equivalent to $7.22.

           The Company's Common Stock began trading on the American Stock Exchange on December 3, 1991 under the symbol "MDB." On January 19, 1993, the Company completed a private offering of 341,775 shares of common stock at a price of $12.62 per share; 326,550 shares were purchased as of December 31, 1992. On June 23, 1995, the Company declared a 5% stock dividend which was paid on July 19, 1995. On May 14, 1996, the Company declared a 5% stock dividend which was paid on June 21, 1996. As of December 31, 1999, the Company estimates that it had approximately 644 registered shareholders.

           The following table sets forth the range of stock price for the Company's common stock for each of the quarters in the two years ended December 31, 1999.

                  QUARTER                  HIGH             LOW
                  -------                  ----             ---
               1st Quarter 1998        $   19.38           14.38
               2nd Quarter 1998            21.69           17.88
               3rd Quarter 1998            20.13           13.81
               4th Quarter 1998            17.75           13.63
               1st Quarter 1999            18.63           16.63
               2nd Quarter 1999            19.38           16.33
               3rd Quarter 1999            21.63           11.50
               4th Quarter 1999            12.37            7.25

           The foregoing reflects information available to the Company and does not necessarily include all trades in the Company's stock during the relevant period. According to information available to the Company, the closing price of the Company's common stock on December 31, 1999, was $7.25.

DIVIDENDS

           On June 15, 1999, the Company paid a cash dividend of $0.05 per share to stockholders of record on June 1, 1999. On May 31, 1998 and December 10, 1998, the Board of Directors of the Company paid cash dividends of $0.05 per share to stockholders of record on May 13, 1998 and November 15, 1998, respectively.

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

           The Company is a legal entity separate and distinct from its banking subsidiary, and is not currently intending to engage in any activities other than acting as a bank holding company. Accordingly, the Company's principal source of funds, including funds available for payment of cash dividends to shareholders, will consist of dividends paid and other funds advanced to the Company by its subsidiary. Statutory and regulatory requirements impose limitations on the amount of dividends payable by the Bank to the Company and on extensions of credit by the Bank to the Company. See Item. Business - "Bank Holding Company Liquidity" and "Limitations on Dividend Payments."

           No national bank may, pursuant to 12 U.S.C. Section 56, pay dividends from its capital (which includes capital stock, retained earnings and surplus reserves for contingencies); all dividends must be paid out of net earnings then on hand, after deducting expenses, including losses and bad debts. In addition, the payment of dividends out of net earnings of a national bank is further limited by 12 U.S.C. Section 60(a), which provides that until the surplus equals the amount of capital stock, dividends can only be paid if there has been transferred to the surplus fund not less than one-tenth of the bank's net earnings for the preceding half-year in the case of quarterly or semi-annual dividends. Pursuant to 12 U.S.C. Section 60(b), the approval of the OCC shall be required if the total of dividends declared by a bank in any calendar year exceeds the total of its net earnings for that year, less any required transfers to surplus or to a fund for the retirement of any preferred stock. Due to its financial condition at December 31, 1999, the Bank cannot now, and for the foreseeable future, will not be able to pay any dividend to the Company without the prior approval of the OCC. No assurance can be given that the OCC will grant a request by the Bank for payment of a dividend.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

           The following table presents selected consolidated financial data for the Company for the five years ended December 31, 1999. The information below is qualified in its entirety by the detailed information and financial statements of the Company included elsewhere herein or incorporated by reference and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.





                                                 1999          1998           1997               1996               1995
                                              ----------     ----------     ---------         ---------            --------
STATEMENT OF OPERATIONS DATA:                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
  Interest income                           $   18,295    $    16,948    $   16,709          $  17,650         $   20,903
  Interest expense                               3,413          3,630
                                                                              3,826              4,850              6,539
  Net interest income                           14,882         13,318        12,883                                14,364
                                                                                                12,800
  Provision for loan losses                     13,993            406
                                                                                180              4,136              1,539
  Net gain (loss) on sale of securities
    Available-for-sale                              40            (6)
                                                                                  -                (71)             1,018
  Other noninterest income                       1,812          1,741
                                                                              1,793              1,515              1,435
  Noninterest expense                           14,300         12,227        12,125
                                                                                                15,545             12,090
  Income tax provision (benefit)                (3,199)           990
                                                                                892             (1,712)             1,182
  Net earnings (loss)                           (8,360)         1,432                                               2,006
                                                                              1,479             (3,725)
PER SHARE DATA:
  Basic earnings (loss) per share           $    (4.15)   $      0.81    $                   $   (2.78)        $
                                                                               1.10                                  1.57
  Diluted earnings (loss) per share(4)           (4.15)          0.74
                                                                               0.97              (2.78)              1.28
  Book value per share                            7.32          12.68
                                                                              11.69              10.47              13.69
BALANCE SHEET DATA:
  Total assets                              $  273,490    $   259,701    $  253,828          $ 264,287         $  322,165
  Loans, net                                   156,484        115,519       103,900             90,759             98,944
  Securities held-to-maturity                   18,200         24,081        34,661                                48,086
                                                                                                41,433
  Securities available-for-sale                 45,525         80,891        53,135
                                                                                                54,907             81,951
  Total deposits                               256,028        230,581       229,464            241,277            297,466
  Shareholders' equity                          14,868         25,321        15,863             14,042
                                                                                                                   17,508
PERFORMANCE AND LEVERAGE RATIOS:
  Return on average assets                       (3.13)  %       0.57  %       0.61  %           (1.38)   %         0.64   %
  Return on average equity                      (33.63)          6.41          9.48             (23.89)            12.40
  Average equity to average assets                9.30           8.93          6.45               5.78              5.14
  Net interest margin1                            6.27           6.02          6.04               5.38              5.07
  Efficiency ratio2                              85.66          81.22         82.62             109.13             71.89
ASSET QUALITY RATIOS:3
  Nonperforming loans to total loans              5.17  %        1.15  %       0.83  %            1.63   %          4.18   %
  Nonperforming assets:
    to total loans                                5.17           1.38          1.09               1.93              4.27
    to total loans and OREO                       5.17           1.38          1.08               1.92              4.26
    to total assets                               3.08           0.63          0.45               0.68              1.32
  Allowance for loan losses:
    to total loans                                3.61           1.87          1.70               2.42              1.07
    to nonperforming loans                       69.82         161.88        205.47             148.13             25.64
    to nonperforming assets                      69.82         134.89        156.83             125.66             25.11
  Net charge-offs to average total loans          7.31           0.01          0.65               3.04              1.45

1 Ratio of net interest income to average interest-earning assets.
2 Efficiency ratio equals operating expense divided by net interest income and other operating income.
3 Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.
4 No effect has been given to dilutive securities in 1999 and 1996, because the impact is anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

           Professional Bancorp, Inc. (the "Company") is the holding company for First Professional Bank, N.A. (the "Bank"). Since the Bank constitutes substantially all the business of the Company, references to the Company in this
Item 7 reflect the consolidated activities of the Company and the Bank.

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

REGULATORY AGREEMENT

           As the Bank's principal regulator, the OCC examines and evaluates the financial condition, operations and policies and procedures of nationally chartered banks on a regular basis as part of its legally prescribed oversight responsibilities. The OCC conducted an examination of the Bank in 1999 and determined that the Bank required special supervisory attention. To implement this corrective action, the OCC and the Bank entered into the Formal Agreement on March 22, 2000.

           Pursuant to the Formal Agreement, the Bank is required to: maintain certain regulatory capital levels; appoint a full time president and a full time senior lending officer; establish a loan workout department; implement an overdraft policy; improve the management of the loan portfolio; establish an independent loan review system; immediately take action to protect the Bank's interest in criticized assets; establish an organizational structure with clear lines of authority for the CEO and President; develop a conflict of interest policy which includes relationships with officers, directors and consultants; develop a three year strategic plan; develop a profit plan to improve and sustain earnings and a capital plan to meet and maintain a well capitalized regulatory requirements. The agreement also establishes a schedule for compliance and requires additional regulatory reporting by the Bank.

           In early November, the Board hired Gene Gaines as Chief Executive Officer of the Bank; and effective February 1, 2000, Mr. Gaines was also appointed as the full time President and Chairman of the Board of the Bank and the Chairman of the Board and the Chief Executive Officer of the Company. Following that hiring, current management and the Boards of the Company and the Bank have implemented significant changes to the policies and organization of the Bank and the Company. In early December 1999, the Bank established a loan workout department and hired a senior vice president to review, develop and implement loan workout policies.

           On February 15, 2000, the credit administration department revised and implemented certain policies regarding extensions of credit. On March 1, 2000, the Board revised the Bank's organizational structure to clarify the roles and responsibilities of the Bank's CEO and its President. On March 6, 2000, the Board authorized the 30-day notification for termination of the consulting agreement with Network Health Financial Services, Inc. The Board is considering other possible future business relationships with one or more of the principal officers of Network Health, but there is no assurance that such a relationship will be consummated.

           In connection with the Formal Agreement, the Bank is preparing additional organizational and policy revisions, is hiring a permanent senior lending officer and is revising and expanding the Bank's loan portfolio management program. As a further commitment in its Formal Agreement, the Bank is developing and implementing a three-year strategic plan as well as profit and capital plans. These efforts are intended to meet the OCC's requirement that the Bank achieve the "well-capitalized" standard by September 30, 2000.

           The Formal Agreement requires the Bank to achieve by September 30, 2000 and to maintain (i) a capital leverage ratio equal to at least 5%, (ii) Tier 1 capital to risk weighted assets ratio equal to at least 6%, and (iii) a total capital to risk weighted assets of at least 10%.

           The following table sets forth the capital ratios for the Bank, at December 31, 1999 and the required ratios by September 30, 2000:



                                                                           REQUIRED BY THE                     EXCESS
                                            ACTUAL                        FORMAL AGREEMENT                  (DEFICIENCY)
                                 ---------------------------------   ----------------------------   ------------------------------
(in thousands)                       AMOUNT         RATIO                AMOUNT         RATIO           AMOUNT      RATIO
                                     ------         -----                ------         -----           ------      -----
BANK
Leverage                       $    13,786          4.81  %          $   14,321         5.00  %      $   (535)       (.19) %
Tier 1 Risk-Based                   13,786          8.18                 10,112         6.00            3,674        2.18
Total Risk-Based                    15,939          9.46                 16,853        10.00             (914)       (.54)

RESULTS OF OPERATIONS

           The Company recorded a consolidated net loss of $8.4 million, or $4.15 loss per share, for the year ended December 31, 1999, compared with net earnings of $1.4 million, or $0.74 diluted earnings per share for 1998. For the year ended December 31, 1997, the Company recorded net earnings of $1.5 million or $0.97 diluted earnings per share. Return on average assets for the periods ended December 31, 1999, 1998 and 1997 were (3.13%), 0.57% and 0.61%, respectively. Return on average equity for the period ended December 31, 1999 was (33.63%) compared to 6.41% and 9.48% for the same respective periods in 1998 and 1997.

           Total assets increased $13.8 million, or 5.3%, to $273.5 million at December 31, 1999 from $259.7 million at December 31, 1998. Total cash and cash equivalents increased $11.4 million, or 35.6% to $43.4 million from $32.0 million at December 31, 1998.

           Total investment securities decreased $41.3 million, or 39.3% to $63.7 million at December 31, 1999 compared to $105.0 million at December 31, 1998. The decrease in securities was used to fund the growth in the loan portfolio.

           Gross loans increased (net of $10.5 million loans charged-off), $44.7 million, or 37.9%, to $162.6 million at December 31, 1999 compared to $117.9 million at December 31, 1998. Commercial loans increased $30.4 million, or 32.3% to $124.4 million from $94.0 million at December 31, 1998. Real estate secured loans increased $15.8 million, or 135.0%, to $27.5 million at December 31, 1999 compared to $11.7 million at December 31, 1998. The increase in loans was funded primarily through the sale of investment securities.

           At December 31, 1999, nonperforming loans totaled $8.4 million, or 5.17%, of total loans compared with $1.4 million or 1.15% of total loans at December 31, 1998. The allowance for loan losses as a percent of nonperforming loans was 69.8% at December 31, 1999 compared to 161.9% and 205.5% at December 31, 1998 and 1997, respectively.

           The net loss in 1999 was primarily due to increased provisions for loan losses, increased noninterest expense and was partially offset by an increase in net interest income. The Company recorded provisions for loan losses of $14.0 million in 1999 compared to $406,000 and $180,000 in 1998 and 1997, respectively. The provisions in 1999 were due primarily to $10.5 million of charged-off loans, increases in nonperforming assets and to identified weaknesses in a small number of loans of substantial dollar amounts, which may take an extended period of time to resolve. The growth in the loan portfolio, changes in the healthcare industry and the increased complexity of the credits extended to the industry also made increases in the loan loss provisions prudent.

           Total deposits increased $25.4 million, or 11.0%, to $256.0 million at December 31, 1999 from $230.6 million at December 31, 1998.

           Contributing to the net loss for 1999 was an increase in other operating expense of $2.1 million, or 17.0%, to $14.3 million compared to $12.2 million in 1998. The increase was due primarily to higher staffing levels, increased legal fees associated with the cancelled merger and loan workout activities.

NET INTEREST INCOME

           The Company's earnings depend primarily on net interest income, which is the difference between the interest and fees earned on loans and investments less the interest paid on deposits, borrowings and convertible notes. The Company's ability to generate profitable levels of net interest income is largely dependent on its ability to maintain sound asset quality and appropriate levels of capital and liquidity. The Company's inability to maintain strong asset quality, capital and liquidity may adversely affect the ability to accommodate desirable borrowing customers and the ability to attract a comparatively stable, lower cost of deposits.

           Net interest income, when expressed as a percentage of average total interest earning assets, is referred to as the net interest margin. The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on deposits and other borrowed funds. At December 31, 1999, approximately 74% of the Bank's loan portfolio adjusts with the prime rate.

1999 COMPARED TO 1998

           Net interest income increased $1.6 million, or 11.7%, for 1999 compared to 1998. This increase was primarily due to the increase in average interest earning assets of $16.3 million, or 7.3 %, to $237.4 million for 1999 from $221.1 million in 1998. The average yield on interest earning assets increased 5 basis point to 7.71% for 1999 from 7.66% for 1998. Average interest bearing liabilities increased $4.3 million, or 3.2%, to $137.0 million from $132.7 million for 1998. The average rate paid on interest bearing liabilities decreased 25 basis points to 2.49% for 1999 from 2.74% for 1998. Average noninterest demand deposits for 1999 increased $9.9 million, or 10.6%, to $103.2 million from $93.3 million for 1998.

           Average federal funds sold decreased $11.7 million, or 35.2%, to $21.5 million for 1999 from $33.2 million for 1998. The average yield on federal funds decreased 19 basis points to 5.16% for 1999 from 5.35% for 1998.

           Average total investment securities decreased $9.3 million, or 11.1%, to $74.3 million for 1999 from $83.6 million during 1998. This was due primarily to the sale of securities during the first quarter of 1999. The average yield on securities increased slightly to 5.88% for 1999 from 5.85% for 1998.

           Average loans increased $37.5 million, or 36.2%, to $141.2 million for 1999 from $103.7 million for 1998. While the volume of loans increased substantially, the benefit was partially offset by a decline in the yield on loans of 86 basis points to 9.04% for 1999 from 9.90% for 1998. The increase in loans was primarily in commercial and real estate secured loans.

           Average convertible notes decreased $2.3 million, or 72.7%, to $846,000 for 1999 from $3.1 million for 1998. There was a large decrease in the rate paid to 5.42% for 1999 from 8.29% for 1998. The conversion of notes into stock reduced interest expense by $207,000 in 1999.

           Average securities sold under agreements to repurchase increased to $2.2 million for 1999 from $54,000 for 1998. These borrowings were used primarily in the first quarter of 1999 to temporarily fund asset growth.

1998 COMPARED TO 1997

           Average interest earning assets increased $7.8 million, or 3.7%, to $221.1 million from $213.3 million for 1997. While the volume of interest earning assets increased, the yield on those assets decreased to 7.66% in 1998 from 7.84% for 1997. The net of the volume increase and the yield decrease resulted in a decrease in net interest income of $435,000, or 3.4%, for 1998 compared to 1997. Average interest bearing liabilities decreased $10.2 million, or 7.1%, to $132.7 million for 1998 compared to $142.9 million for 1997. The average rate paid on interest bearing liabilities increased 6 basis points to 2.74% for 1998 from 2.68% for 1997. Average noninterest demand deposits for 1998 increased $11.9 million, or 14.6%, to $93.3 million from $81.4 million for 1997.

           Average federal funds sold increased $11.7 million, or 54.4%, to $33.2 million for 1998 from $21.5 million for 1997. The yield on average funds decreased 4 basis points to 5.35% for 1998 from 5.39% for 1997.

           Average total investment securities decreased $10.5 million, or 11.1%, to $83.6 million for 1998 from $94.1 million during 1997. The Bank used 1998 to restructure the securities portfolio to meet its interest rate risk goals and continued liquidity needs. The Bank purchased $65.1 million of investment securities, sold $15.3 million and had $32.0 million of maturities and principal payments during 1998. The average yield on securities decreased to 5.85% for 1998 from 6.20% for 1997.

           Average loans increased $6.5 million, or 6.7%, to $103.7 million for 1998 from $97.2 million for 1997. While the volume of loans increased, this growth was partially offset by a decrease in the yield on loans of 7 basis points to 9.90% for 1998 from 9.97% for 1997. The increase in the volume of loans was primarily in commercial and other lines of credit.

           Average convertible notes decreased $2.5 million, or 44.6%, to $3.1 million for 1998 from $5.6 million for 1997. The rate paid on convertible notes decreased to 8.29% for 1998 from 8.49% for 1997. The conversion of notes into stock reduced interest expense by $220,000 in 1998. Average securities sold under agreements to repurchase decreased to $54,000 for 1998 from $274,000 for 1997.

Analysis of Net Interest Income

           The following table presents the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three years ended December 31:



                                                    1999                          1998                         1997
                                        ------------------------------ ---------------------------    ----------------------
                                        AVERAGE     YIELD/             AVERAGE     YIELD/              AVERAGE    YIELD/
(in thousands)                          BALANCE (2) RATE    INTEREST   BALANCE(2)  RATE     INTEREST   BALANCE(2) RATE    INTEREST
                                        ----------- ----    --------   ----------- ----     --------   ---------- ----    --------

Assets
Interest-earning assets:
   Securities                         $   74,349   5.88 % $  4,375 $    83,600    5.85 %  $ 4,890   $              6.20  % $ 5,834
                                                                                                         94,084
   Loans(1)                              141,153   9.04     12,762     103,718    9.90     10,265        97,197    9.97
                                                                                                                             9,686
   Federal funds sold                     21,493   5.16      1,109      33,161    5.35      1,773        21,510    5.39      1,160
   Interest-earning deposits - banks         359  13.60         49         634    3.15         20           463    6.26         29
                                         -------   ----     ------     -------    ----     ------       -------    ----     ------
        Total interest-earning assets    237,354   7.71     18,295     221,113    7.66     16,948       213,254    7.84     16,709
                                         -------   ----     ------     -------    ----     ------       -------    ----     ------
Deferred loan fees                         (218)                         (107)
                                                                                                          (170)
Allowance for loan losses                (3,020)                       (1,858)                          (2,157)
Nonearning assets:
   Cash and due from banks                24,647                        23,390
                                                                                                         22,264
   Premises and equipment                  1,348                         1,531
                                                                                                          1,658
   Accrued interest receivable             2,187                         1,188
                                                                                                          1,152
   Other assets
                                           5,140                         4,859                            5,951
                                         -------   ----     ------     -------    ----     ------       -------    ----     ------

        Total assets                   $ 267,438                    $  250,116                       $  241,952
                                         =======                       =======                          =======

Liabilities and shareholders' equity
Interest-bearing liabilities:
   Interest-bearing deposits           $  14,073   0.72 %  $   101  $   14,325    0.94 %  $   134    $   12,887    0.84  % $   108
   Savings and money market deposits      86,969   2.02      1,758      84,273    2.14      1,800                  1.92      1,821
                                                                                                         94,755
   Time deposits                          32,952   4.24      1,399      30,993    4.65      1,440                  4.79      1,408
                                                                                                         29,377
   Convertible notes                         846   5.42         46       3,051    8.29        253                  8.49
                                                                                                          5,572                473
   Repurchase agreements                   2,166   5.02        109          54    5.56          3           274    5.84         16
                                         -------   ----     ------     -------    ----     ------       -------    ----     ------


        Total interest-bearing           137,006   2.49      3,413     132,696    2.74      3,630       142,865    2.68      3,826
          liabilities
                                         -------   ----     ------     -------    ----     ------       -------    ----     ------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      103,214                        93,306                           81,379
   Other liabilities                       2,358                         1,779
                                                                                                          2,113
   Shareholders' equity
                                          24,860                        22,335                           15,595
                                          ------                        ------                          -------
Total liabilities and shareholders'
equity                                $  267,438                       250,116                          241,952
                                         =======                       =======                          =======

Interest income as a percentage
of       average earning assets                    7.71 %                         7.66 %                           7.84  %
Interest expense as a percentage of
average interest-bearing liabilities               2.49                           2.74                             2.68
Net interest margin and income (3)                 6.27 %   $14,882                6.02 %   $13,318                 6.04  %  $12,883
                                                            =======                          ======                          =======


(1) Nonaccrual loans are included in average balance calculations; however, interest on such loans has been excluded in computing the average yields for the periods.
(2) Average balances are primarily computed on daily balances during the period. When such balances are not available, averages are computed on a monthly basis.
(3) The net interest margin for a period is net interest income divided by average interest-earning assets.


           The Bank's net interest margin and income remains high due to the continued significance of noninterest- bearing demand deposits relative to total funding sources. Average noninterest-bearing deposits for 1999 was $103.2 million, or 43.5% of total average deposits, compared to $93.3 million, or 41.9% of total average deposits for 1998. While these deposits are not interest bearing, they are not cost free. Courier service expenses are incurred by the bank and are classified in other operating expense. If courier service were classified as interest expense, the reported net interest income for 1999, 1998 and 1997 would have been reduced by $676,000, $721,000 and $735,000, respectively. Similarly, this would create identical reductions in other noninterest expense. The net interest margins for the years 1999, 1998 and 1997, would have decreased 28 basis points, 32 basis points and 34 basis points, respectively.

Analysis of Changes in Net Interest Income

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




                                                1999 COMPARED WITH 1998       1998 COMPARED WITH  1997
                                                -----------------------       ------------------------

(in thousands)                                  VOLUME     RATE      TOTAL    VOLUME    RATE    TOTAL
                                                ------     ----      -----    ------    ----    -----

Increase (decrease) in interest income:
     Securities                              $  (549)   $    26    $  (523)   $(626)   $(318)   $(944)
     Loans                                     3,705     (1,189)     2,516      646      (67)     579
     Federal funds sold                         (633)       (41)      (674)     623      (10)     613
     Interest-bearing deposits - banks
                                                  (9)        37         28        9      (18)      (9)
                                             -------    -------    -------    -----    -----    -----
                                               2,514     (1,167)     1,347      652     (413)     239

Increase (decrease) in interest expense:
     Interest-bearing demand deposits             (2)       (30)       (32)      13       13       26
     Savings and money market deposits            60       (180)      (120)    (212)     191      (21)
     Time deposits                                86        (51)        35       78      (46)      32
     Convertible notes                          (183)       (24)      (207)    (209)     (11)    (220)
     Repurchase agreements
                                                 118        (11)       107      (12)      (1)     (13)
                                             -------    -------    -------    -----    -----    -----

                                                  79       (296)      (217)    (342)     146     (196)
                                             -------    -------    -------    -----    -----    -----

Increase (decrease) in net interest income   $ 2,435    $  (871)   $ 1,564    $ 994    $(559)     435
                                             =======    =======    =======    =====    =====    =====

           A changing interest rate environment may have a significant impact on the Company's net interest margin as measured against average interest-earning assets. Management monitors the Company's net interest margin by utilizing an interest rate simulation model under various interest rate scenarios. This process quantifies the impact of changes in interest rates on the Company's net interest margin. Interest rate scenarios are increased and decreased up to 200 basis points in determining the impact on net interest income. These results provide a basis for repricing loan and deposit products after giving consideration to such factors as competition, the economic environment and expected maturities in the loan, investment securities and deposit portfolios.

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

           The Company recorded provisions for loan losses of $14.0 million in 1999 compared to $406,000 and $180,000 in 1998 and 1997, respectively. The provisions in 1999 were due primarily to $10.5 million of charged-off loans, increases in non-performing assets and to identified weaknesses in a small number of loans, of substantial dollar amounts, which may take an extended period of time to resolve. The growth in the loan portfolio, changes in the health care industry and the increased complexity of the credits extended to the industry also made increases in the loan loss provisions prudent. Net charged-off loans to average outstanding loans increased to 7.31% for 1999, compared to 0.01% for 1998 and 0.65% for 1997. The allowance for loan losses was 3.61% of total loans as of December 31, 1999, compared to 1.87% and 1.70% of total loans as of December 31, 1998 and December 31, 1997, respectively. See "Allowance for Loan Losses" for further information on net charge-offs.

           The OCC can direct a national bank to adjust its financial statements in accordance with its findings. In 1999, the OCC directed the Company to charge-off $1.5 million in a single loan and record an additional provision for loan losses for the six months ended June 30, 1999. The Company recorded an additional $1.0 million provision for loan losses and amended its earnings and statement of condition and other disclosures to reflect this directive.

OTHER OPERATING INCOME

           The following table sets forth information by category of other operating income for the three years ended December 31, 1999, 1998 and 1997:



                                                                            1999             1998          1997
                                                                            ----             ----          ----

Net gains (losses) on sale of securities available-for-sale            $         40   $        (6)   $        -
Merchant discount                                                               291            208          273
Mortgage brokering fees                                                          34            163          106
Service charges on deposits                                                     940            918          791
Other income
                                                                                547            452          623
                                                                                ---            ---          ---

    Total other operating income:                                      $      1,852   $      1,735   $    1,793
                                                                          =========      =========      =======


           For 1999, other operating income increased $117,000, or 6.8%, to $1.9 million from $1.7 million for 1998. This was primarily due to the gain on sale of securities, increases in fees from merchant discounts, service charges and fees for other miscellaneous services, partially offset by the decline in mortgage brokerage fees. In November 1998, the Bank formed PBMI, a majority owned subsidiary, with a mortgage broker. Due to a highly competitive marketplace the subsidiary ceased operation as of January 1, 2000

           For 1998, other operating income decreased $57,000, or 3.2%, to $1.7 million from $1.8 million in 1997. The net decrease was due to a decline in both merchant discount fees and other income, partially offset by increases in mortgage brokering fees and service charges on deposits.

OTHER OPERATING EXPENSES

           For the year ended December 31, 1999, other operating expenses were $14.3 million, compared to $12.2 million and $12.1 million for the years ended December 31, 1998 and 1997, respectively. The ratios of operating expenses to average assets for 1999, 1998 and 1997 were 5.35%, 4.89% and 5.01%, respectively.

           The following table summarizes changes in other operating expenses for the years ended December 31, 1999, 1998 and 1997.



                                                                                                       INCREASE (DECREASE)
         (in thousands)                                    1999          1998         1997         1999/1998         1998/1997
                                                           ----          ----         ----         ---------         ---------

         Salaries and employee benefits                $     6,545   $     5,987  $            $        558     $       183
                                                                                        5,804
         Occupancy                                           1,498         1,439                         59             (42)
                                                                                        1,481
         Legal fees, net of legal settlement                 1,068           395                        673              501
                                                                                        (106)
         Furniture and equipment                               828           811                         17             (18)
                                                                                          829
         Professional services                               1,463         1,146                        317            (200)
                                                                                        1,346
         Strategic planning and investor relations              60           148                       (88)            (227)
                                                                                          375
         FDIC assessment                                        56            25                         31              (2)
                                                                                           27
         Office supplies                                       287           237                         50               10
                                                                                          227
         Other assessments                                     176           190                       (14)             (35)
                                                                                          225
         Telephone                                             298           288                         10               15
                                                                                          273
         Audit, accounting and examinations                    340           189                        151               57
                                                                                          132
         Postage                                               145           160                       (15)               10
                                                                                          150
         Messenger service                                      55            34                         21             (37)
                                                                                           71
         Imprinted checks                                       10            43                       (33)             (48)
                                                                                           91
         Donations                                             129            94                         35              (7)
                                                                                          101
         Meetings and business development                     211           191                         20               28
                                                                                          163
         Other
                                                             1,131           850         936            281             (86)
                                                             -----           ---         ----           ---             ----
                   Total other operating expenses      $    14,300   $    12,227   $   12,125       $  2,073       $     102
                                                       ===========   ===========   ==========       ========       =========



           Other operating expenses in 1999 increased $2.1 million, or 17.0%, to $14.3 million from $12.2 million in 1998. The increase was primarily due to increase in salaries and employee benefits, legal fees and professional services. The increase in salaries and employee benefits of $558,000, or 9.6% was primarily due to a higher staffing level, increased insurance. Legal fees increased $673,000, or 170.4%, to $1.1 million. This increase was primarily due to increased loan workout activity and to the cancelled merger in 1999. The increase in professional services was due primarily to the merger activity and other performance enhancement activities. The increase in audit and accounting costs were related to the completion of the year end audit and annual report. The increase in other expenses was due to the write-off of a repossessed asset.

           Other operating expenses in 1998 increased $102,000, or 0.8%, to $12.2 million from $12.1 million in 1997. Excluding a nonrecurring legal settlement of $600,000 received in December 1997, operating expenses in 1998 actually decreased $498,000 or 3.9%. The decrease in 1998, is primarily the result of lower costs associated with professional services and strategic planning and investor relation expenses. In 1997, legal fees were reduced by an insurance settlement of $600,000 for reimbursement of a portion of legal fees related to proxy contest in 1996.

           The Company and the Bank entered into a Consulting Agreement dated August 12, 1996 with Network Health Financial Services, Inc. ("NHFS"), a Delaware corporation for which Melinda McIntyre-Kolpin serves as Chief Executive Officer and Patti Derry, President. Pursuant to the Consulting Agreement, NHFS provides consulting services to the Company and the Bank with respect to personnel matters, operational procedures and client development and retention. NHFS is paid its actual costs incurred in the performance of its duties under the Consulting Agreement (including hourly rates for certain specified NHFS personnel while they are performing consulting services), plus an additional 25% of such costs.

           In addition, the Company and Bank pay flat monthly rates for the services of Ms. McIntyre-Kolpin and Patti Derry. For 1999, included in other professional fees, the Company and the Bank paid NHFS $641,000 pursuant to the consulting agreement compared to $693,000 and $748,000 for 1998 and 1997, respectively. Either party may terminate the Consulting Agreement by giving 30 day notice to the other party. On March 6, 2000, pursuant to the agreement, the Company gave a 30 day notice of termination. While it is anticipated that the professional service expenses will decrease as a result of this termination, the total cost savings to the company will be partially offset by the cost of duplicating some of the services provided by NHFS.

INCOME TAXES

           The Company accounts for income taxes under SFAS No. 109. Under this standard, financial statement tax benefits associated with income tax net operating loss carryforwards ("NOL's") and future tax deductions for expenses already incurred for financial statement purposes but not yet deducted for tax return purposes (deferred tax assets) are allowed to be recognized when it is a more likely than not expectation that such benefits will actually be utilized. At December 31, 1999, the Company had $3,212,000 of these deferred tax assets and placed a valuation allowance against 11.5% of the assets.

           The Company recorded an income tax provision (benefit) of ($3.2 million), $990,000 and $892,000 in 1999, 1998 and 1997 respectively. The effective tax rate in these years were 40.8%, 40.9% and 37.6%. For further information, see Note 7 of Notes to Consolidated Financial Statements.

DISTRIBUTION OF ASSETS AND LIABILITIES

      The following table sets forth the Company's consolidated average balances of each principal category of assets, liabilities and shareholders' equity and the percentage distribution of these items for each of the past two fiscal years (dollars in thousands).




                                                                        1999                        1998
                                                                        ----                        ----

                                                                   AVERAGE     PERCENT       AVERAGE     PERCENT
ASSETS:                                                            BALANCE     OF TOTAL      BALANCE     OF TOTAL
------                                                             -------     --------      -------     --------

Cash and due from banks                                          $  25,006      9.35 %   $   24,024          9.61%
Federal funds sold                                                  21,493      8.04         33,161         13.26
Securities available-for-sale                                       53,002     19.82         54,228         21.68
Securities held-to-maturity                                         21,347      7.98         29,372         11.74
Loans, net                                                         137,915     51.57        101,753         40.68
Premises and equipment, net                                          1,348       .50          1,531          0.61
Accrued interest receivable and other assets                         7,327      2.74          6,047          2.42
                                                                   -------- -----------  ----------- ------------

            Total assets                                         $ 267,438    100.00 %   $  250,116        100.00%
                                                                   ======== ========    ===========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------

Deposits:
  Demand, noninterest-bearing                                    $ 103,214     38.59 %   $   93,306         37.30%
  Demand, interest-bearing                                          14,073      5.26         14,325          5.73
  Savings and money market                                          86,969     32.52         84,273         33.69
  Time deposits                                                     32,952     12.32         30,993         12.39
Convertible notes                                                      846       .32          3,051          1.22
Repurchase agreements                                                2,166       .81             54          0.03
Accrued interest payable and other liabilities                       2,358       .88          1,779          0.71
                                                                   -------- -----------  ----------- ------------
      Total liabilities                                            242,578     90.70        227,781         91.07
Shareholders' equity                                                24,860      9.30         22,335          8.93
                                                                   -------- -----------  ----------- ------------

    Total liabilities and shareholders' equity                   $ 267,438    100.00 %   $  250,116        100.00%
                                                                 =========  ========    ===========  =============


           The Company's total average assets increased $17.3 million to $267.4 million, or 6.9%, in 1999, from $250.1 million in 1998. The Company's ratio of average interest-earning assets to average assets was 88.8% for 1999 compared to 88.4% for 1998. The increase in total average assets primarily occurred in the loan portfolio. Average gross loans outstanding for the year ended December 31, 1999 increased $37.5 million to $141.2 million, or 36.16%, from $103.7 in 1998.

SECURITIES

           The Company's total investment securities decreased $35.4 million, or 43.8% to $63.7 million at December 31, 1999 compared to $105.0 million at December 31, 1998. This decrease was due primarily to the sales of $27.1 million of securities during 1999 for a net gain of $40,000. Proceeds from the sales were primarily used to fund the growth in loans. The Company's average balance in total investment securities for the year 1999 was $74.3 million, a decrease of $9.3 million or 11.1% compared to $83.6 million for the year 1998. The yield on total investment securities was 5.9% and 5.8% for the years 1999 and 1998, respectively.

           The Company's investment securities are classified as either available-for-sale or held-to-maturity. Securities available-for-sale was $45.5 million at December 31, 1999, a decrease of $35.4 million or 43.8%, compared to $80.9 million at December 31, 1998. The net unrealized loss on securities available-for-sale was $2.7 million and $271,000 at December 31, 1999 and 1998, respectively. Securities held-to-maturity was $18.2 million at December 31, 1999, a decrease of $5.9 million or 24.5%, compared to $24.1 million at December 31, 1998.

           The following table sets forth the carrying value of securities available-for-sale at the dates indicated.



                                                                           YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
         (in thousands)                                             1999           1998           1997
                                                                    ----           ----           ----

         U.S. Government securities                         $       -         $      -         $  2,004
         U.S. Government agency and
            mortgage-backed securities                          35,469            68,126         34,740
         Small Business Administration securities                  631               852          1,292
         Municipal securities                                    2,378             2,546              -
         Federal reserve bank stock                                439               439            439
         Collateralized mortgage obligations
                                                                 6,608             8,928         14,660
                                                                 -----             -----         ------
                 Total                                      $   45,525        $   80,891        $53,135
                                                                ======            ======         ======



           Total securities available-for-sale for the year ended 1999 decreased $35.4 million, or 43.7% to $45.5 million from $80.9 million for the year ended 1998. This decrease was due primarily to the sales of $27.1 million of securities during 1999 at a net gain of $40,000. Proceeds of the sales were used to fund the growth in loans.

           Total securities available-for-sale for the year ended 1998 increased $27.7 million, or 52.2%, to $80.9 million from $53.1 million for 1997. During 1998, the Bank purchased $65.1 million of investment securities, sold $15.3 million and had $32.0 million of maturities and principal payments during 1998.

           The amortized cost and fair value of securities available-for-sale are as follows:



                                                                                YEAR ENDED DECEMBER 31, 1999
                                                          -------------------------------------------------------------------------
                                                                                  GROSS           GROSS
                                                             AMORTIZED         UNREALIZED      UNREALIZED         FAIR
      (IN THOUSANDS)                                            COST              GAIN            LOSS            VALUE
                                                                ----              ----            ----            -----

      U.S. Government agency and
         mortgage-backed securities                     $     37,393       $         -         $   1,924      $     35,469
      Small Business Administration securities                   647                 -                16               631
      Municipal securities                                     2,551                 -               173             2,378
      Federal Reserve Bank Stock                                 439                 -                 -               439
      Collateralized mortgage obligations
                                                               7,157                 -               549             6,608
                                                        ------------       ------------         ---------       -----------
              Total                                     $     48,187       $                   $   2,662       $    45,525
                                                        ============       ============        ==========       ===========


                                                                                YEAR ENDED DECEMBER 31, 1998
                                                           ------------------------------------------------------------------------
                                                                                 GROSS              GROSS
                                                             AMORTIZED         UNREALIZED        UNREALIZED           FAIR
      (IN THOUSANDS)                                            COST              GAIN              LOSS              VALUE
                                                                ----              ----              ----              -----

      U.S. Government agency and
         Mortgage-backed securities                      $    68,487    $          153    $           514   $        68,126
      Small Business Administration securities                   858                                                    852
                                                                                     1                  7
      Municipal securities                                     2,551                 3                  8             2,546
      Federal Reserve Bank Stock                                 439                 -                  -               439
      Collateralized mortgage obligations
                                                               9,034                 -                106             8,928
                                                         -----------       ------------        ----------       -----------
              Total                                      $    81,369               157                635            80,891
                                                         ===========       ============        ==========       ===========


           The following table sets forth the maturities of securities available-for-sale at December 31, 1999 and the weighted average yields of such securities. Borrowers may have the right to prepay obligations with or without prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized below. Collateralized mortgage obligations often have stated maturities of over ten years but are subject to prepayments which accelerate actual maturities. See Notes 1 and 3 of Notes to Consolidated Financial Statements for further information about the available-for-sale portfolio.



                                                                               MATURING
                              ------------------------------------------------------------------------------------------------------
                                                        AFTER ONE            AFTER FIVE
                                   WITHIN                THROUGH              THROUGH               AFTER
                                  ONE YEAR             FIVE YEARS            TEN YEARS            TEN YEARS               TOTAL
(in thousands)                  AMOUNT   YIELD        AMOUNT    YIELD       AMOUNT   YIELD       AMOUNT   YIELD       AMOUNT   YIELD
                                ------   -----        ------    -----       ------   -----       ------   -----       ------   -----

SECURITIES AVAILABLE-FOR-SALE:
U.S. Government agency and
   mortgage-backed securities       -       - %  $       -       - %    $               - %  $  37,393    6.20 % $   37,393    6.20%
                                                                              -
Small Business Administration
   securities                       -       -            -       -            109    6.43          534    7.20          647    6.90
Municipal securities                -       -            -       -          1,434    4.14        1,117    4.40        2,551    4.26
Federal Reserve Bank stock        439     6.00           -       -              -      -            -       -           439    6.00
Collateralized mortgage
    obligations                     -       -            -       -              -      -         7,157    6.32        7,157    6.32
                              --------    ----     ----------  ------    --------- --------   ----------  ----      -------    ----

Total                             439     6.00%  $       -       -%      $  1,543    4.48%   $  46,205    6.18%     $48,187    6.12%
                              ========    ====     =========   ======    =========  ======     =======    ====      =======    =====




The following table sets forth the amortized cost of securities held-to-maturity at the dates indicated.

                                                      DECEMBER 31,
                                             ------------------------------
         (in thousands)                      1999       1998      1997
                                             ----       ----      ----

U.S. Government securities                  $ 3,032   $ 3,043   $ 3,054
U.S. Government Agency securities             1,750     2,250
                                                                  3,189
U.S. Government Agency
   mortgage-backed securities
                                             13,418    18,788    28,857
                                            -------   -------   -------
        Total                               $18,200   $24,081   $35,100
                                            =======   =======   =======


           The following table sets forth the maturities of securities held-to-maturity at December 31, 1999 and the weighted average yields of such securities. Borrowers may have the right to prepay obligations with or without call or prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized below. Mortgage-backed securities generally have stated maturities of over ten years but are subject to likely and substantial prepayments which effectively accelerate actual maturities.

           See Notes 1 and 3 of Notes to Consolidated Financial Statements for further information about the held-to-maturity portfolio.



                                                                                      MATURING
                                   -------------------------------------------------------------------------------------------------
                                                          AFTER ONE           AFTER FIVE
                                        WITHIN            THROUGH              THROUGH               AFTER
                                       ONE YEAR          FIVE YEARS           TEN YEARS            TEN YEARS            TOTAL
(in thousands)                       AMOUNT   YIELD     AMOUNT    YIELD     AMOUNT    YIELD      AMOUNT    YIELD    AMOUNT   YIELD
                                     ------   -----     ------    -----     ------    -----      ------    -----    ------   -----

SECURITIES HELD-TO-MATURITY:
U.S. Government securities       $      -       -  % $  3,032     6.20 %   $           -   %  $       -     - %    $  3,032   6.20 %
                                        -
U.S. Government Agency securities                       1,750     5.65         -       -              -     -         1,750   5.65
                                        -       -
U.S. Government Agency                  -       -           -       -          -       -              -     -           -      -
mortgage-backed securities
                                        -       -         249     6.63     9,141    8.04          4,028    6.28      13,418   7.47
                                 -----------  ------  ---------  ------    -----   -----        -------  ------      ------   -----
Total                            $      -       -  % $  5,031     6.04     9,141    8.04   %  $   4,028    6.28      18,200   7.09 %
                                 ===========  ======  =========  ======    ======  =====        =======  ======     =======  ======


LOAN PORTFOLIO

           The Company focuses its lending activities in three principal areas: commercial loans, lines of credit and installment loans. Commercial loans include commercial loans supported by the operating cash flow and secured by the business assets of the borrower, and to a lesser extent real estate, and unsecured commercial loans. Lines of credit include equity lines, overdraft protection lines and other secured, collateralized and unsecured lines of credit. Installment loans include automobile and boat loans and other loans for personal and corporate use. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loan, the borrowers' depository relationships with the Company, and prevailing market rates.

           The following table sets forth the amounts of loans outstanding by type of credit extension as of the dates indicated.



                                                                                     DECEMBER 31,
                                       ---------------------------------------------------------------------------------------------
(in thousands)                                1999                  1998                 1997               1996               1995
                                       ---------------------------------------------------------------------------------------------

Commercial                           $    124,403    77 % $   93,952   80 % $     86,243   82 %  $   73,577   79 %  $    77,012   77
Real estate secured                                  17                10                  10                 11         13,241   13
                                           27,538             11,698              10,512             10,079
Equity lines of credit                      4,330     2        5,931    5                   6                  7                   6
                                                                                   6,288              6,202               6,070
Other lines of credit                       4,689     3        4,817    4                   1                  2                   2
                                                                                   1,524              1,832               1,997
Installment                                 1,608     1        1,482    1                   1                  1                   2
                                                                                   1,253              1,375               1,625
Lease financing
                                                -     -           32    -            37     -            68    -            140    -
                                     ------------   ---   ----------  ---   ------------  ---     ---------   ---     ----------  --
     Gross loans                          162,568   100 %    117,912  100 %     105,857   100 %     93,133   100 %     100,085   100


Less:  allowance for loan losses           (5,873)            (2,200)             (1,802)           (2,253)             (1,070)

Less:  deferred loan fees, net
                                             (211)              (193)               (155)             (121)                (71)
                                     ------------         ----------        ------------          --------           ----------
     Net loans                       $    156,484         $  115,519        $    103,900          $  90,759           $   98,944
                                     ============         ==========        ============          ========           ==========



Fixed rate                           $     42,194    26 % $   16,784   14 % $      6,935    7  % $   7,075     8  % $  $ 11,240   11

Variable rate                             120,374    74      101,128   86         98,922   93       86,058    92         88,845   89
                                     ------------   ---   ----------  ---   ------------  ---     --------   ---     ----------   --
     Gross loans                     $    162,568   100 % $  117,912  100 % $    105,857  100  %    93,133   100  % $   100,085  100
                                       ==========   ===     ========  ===   ============  ===     ========   ===     ==========  ===




           There was no category of loans exceeding 10% of total loans which was not otherwise disclosed as a distinct line item in the above table.

           The Company generally seeks to underwrite loans on the basis of historic, current and pro forma cash flows, and looks to supporting collateral as a secondary source of repayment in most extensions. In the opinion of management, the Company's loan policies conform with applicable regulatory lending standards.

           COMMERCIAL LOANS

           At December 31, 1999 the Company's commercial loans totaled $124.4 million, or 76.5%, of total loans compared to $94.0 million, or 79.7%, of total loans at December 31, 1998.

           Commercial loans consist primarily of short to medium term financing for small to medium sized health care-related companies and professionals located in Southern California. The commercial loans are primarily concentrated in the same sectors of the medical community from which the Company's deposit base is drawn and consists of sole medical practitioners, small groups practices, large single-specialty groups, multi-specialty medical groups and other outpatient health care service companies. Approximately 77% of total loans at December 31, 1999 were commercial loans which were unsecured or collateralized by various business and personal property assets, including equipment and accounts receivable, contracts, and the proceeds thereof, including capitation payments. As a matter of policy, the Company's commercial loan borrowers are required to submit financial statements and other financial data (for example, accounts receivable agings and enrollment summaries) on a periodic basis, in conformity with loan policies and procedures and regulatory guidelines, to loan officers for their review in monitoring the financial position and cash flow trends of borrowers. Under this policy, management generally gives a higher level of attention to borrowers failing to submit the required financial information. Senior lending officers review delinquency reports, overdrafts, borrowers' payment histories and periodic financial data to monitor creditworthiness and identify potential problem loans.

           REAL ESTATE SECURED LOANS

           At December 31, 1999 the Company's real estate secured loans totaled $27.5, or 16.9% of total loans compared to $11.7 million, or 9.9% of total loans at December 31, 1998.

           Real estate secured loans generally consist of short to medium term financing to healthcare related companies as well as to borrowers outside the healthcare industry. These loans include transactions which are underwritten based on cash flow adequacy, the source of which may be the underlying business/borrower for commercial purpose loans, or the property's generated cash flow for real estate purpose transactions such as purchases or refinances. Generally, the real estate property collateral is viewed as the secondary source of repayment, however, the underwriting additionally considers other assets and net worth available to support repayment when recourse is applicable. Loan to value ratios on commercial loans secured by real estate generally range from 30% to 80% at origination. Maturities typically range between one to five years and amortization schedules are usually no longer than 20 years. These loans are classified by the Company as real estate loans.

           EQUITY LINES OF CREDIT

           At December 31, 1999 and 1998, equity lines of credit aggregated approximately $4.3 million, or 2.7% of total loans, and $5.9 million, or 5.0% of total loans, respectively. Loan-to-appraised value ratios at the loan origination date generally do not exceed 85% and all such loans have variable rate structures. A majority of these lines of credit are secured by junior trust deeds on residential real estate and require monthly principal payments. Equity lines generally have a five year maturity and are subject to an annual review of the financial condition of the borrower.

           OTHER LINES OF CREDIT

           At December 31, 1999 and 1998, other lines of credit aggregated approximately $4.7 million or 2.9% of total loans, and $4.8 million, or 4.1% of total loans, respectively. Other lines of credit are generally unsecured and include overdraft protection facilities and revolving lines of credit. Overdraft lines are attached to checking accounts to cover short-term shortfalls in cash flow.

           INSTALLMENT LOANS

           At December 31, 1999 and 1998, installment loans aggregated approximately $1.6 million and $1.5 million, respectively. This loan category primarily includes automobile loans. Loan-to-appraised value ratios at the loan origination date range up to 100% for automobile installment loans with maturity and amortization generally up to 60 months.

           The following table shows the maturity distribution of the Company's loans outstanding at December 31, 1999, and is based on the remaining scheduled repayments of principal, as due within the periods indicated.



                                                                AFTER ONE                AFTER
                                           THROUGH               THROUGH                 FIVE
   (in thousands)                         ONE YEAR              FIVE YEARS               YEARS                TOTAL
                                    ---------------------------------------------------------------------------------------

   Commercial                     $       57,097            $      60,468           $    6,838         $    124,403
   Real estate secured                     6,862                   19,175                1,501               27,538
   Equity lines of credit                    187                    4,143                    -                4,330
   Other lines of credit                     493                    2,896                1,300                4,689
   Installment
                                              86                    1,460                   62                1,608
                                    ------------            --------------           ----------           ---------
        Gross loans               $       64,725            $      88,142                9,701              162,568
                                    ============           ===============           ==========          ===========

   Fixed rate                              6,790                   32,486                2,918               42,194
   Variable rate
                                          57,935                   55,656                6,783              120,374
                                    ------------            --------------           ----------           ---------
       Gross Loan                 $       64,725             $     88,142             $  9,701            $ 162,568
                                    ============            ==============           ==========           =========


LOAN COMMITMENTS

           In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit for working capital, tenant improvements, other term purposes and include standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional (principal) amount of those instruments. At December 31, 1999 and 1998, the Company had commitments to extend credit of approximately $46.7 million and $49.9 million, respectively, and obligations under standby letters of credit of approximately $5.6 million and $6.5 million, respectively.

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

           Collateral held varies but may include cash, accounts receivable, inventory, property, plant and equipment, contract, contract rights and income-producing commercial real estate.

LARGE LOANS

           The Bank has 35 client relationships where the total amount of loans outstanding and available credit from loan commitments exceeds $2.0 million for any single borrower/relationship. As of December 31, 1999, the Bank had $83.9 million in loans outstanding, representing 51.6% of gross loans, and $21.5 million in credit available to these 35 relationships. At the end of 1999, two relationships totaling $5.2 million in loans outstanding had $3.3 million which were on nonaccrual status.

           In addition, to the 35 client relationships discussed above, there were four other large loan relationships which totaled $14.1 million. $10.3 million of these loans were charged off during the year leaving a loan balance of $3.8 million currently being carried as non-accrual loans.

           As of December 31, 1998, the Bank had $47.6 million of loans outstanding and $17.7 million in credit available to 23 clients where the loan outstanding and credit available exceeded $2.0 million. At the end of 1998, a total of $3.0 million of these relationships had $810,000 of loans on non-accrual status.

           As of December 31, 1999, there were four client relationships, with loans outstanding totaling $14.9 million, that have loan amounts outstanding and available loan commitments that are in excess of the Bank's current legal lending limit of $3.3 million and are therefore considered non-conforming as defined in 12USC84. Regulation prohibits the further extension of credit of any kind to these borrowers. The aggregate loans of the borrower are "grandfathered" until any of the borrower's credit facilities mature at which time the Bank must make every effort to bring the loans into conformity with the reduced lending limits unless to do so would be inconsistent with safe and sound banking practices.

           Management is focusing its efforts on reducing the concentration and risk of large loans. These efforts may include selling the entire loan, selling a portion of the loans to other lending institutions and restructuring the loans when appropriate. Additionally, the Bank has adopted a house limit, which is lower than the legal lending limit, for evaluating any future lending commitments.

NONPERFORMING ASSETS

           The table below sets forth information about nonperforming assets, which includes nonaccrual loans and other real estate owned ("OREO"), and accruing loans 90 days or more past due and certain ratios:



                                                                                           DECEMBER 31,
                                                         ---------------------------------------------------------------------------
(in thousands)                                              1999             1998            1997           1996            1995
                                                            ----             ----            ----           ----            ----

NONPERFORMING ASSETS: (1)
Nonperforming loans                                    $      8,412    $     1,359  $        877      $    1,521        $    4,173
Other real estate owned (OREO)                                    -              -                                             90
                                                                                               -               -
Other repossessed assets
                                                                 -             272           272             272                -
                                                            -------      ---------    ----------          ------         ---------
     Total nonperforming assets                        $      8,412    $     1,631  $      1,149      $    1,793        $    4,263
                                                            =======      =========    ==========          ======         =========

Accruing loans 90 days or more past due                $      2,891            100            17             507               632
                                                            =======      ==========   ==========         =======         =========

Nonperforming loans to gross loans(1)                          5.17  %        1.15  %       0.83 %          1.63  %          4.18  %
Nonperforming assets(1)
     to gross loans                                            5.17           1.38          1.09            1.93             4.27
     to gross loans, OREO and repossessed assets               5.17           1.38          1.08            1.92             4.26
     to total assets                                           3.08           0.63          0.45            0.68             1.32

(1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due where the loan is well secured and in the process of collection.

ALLOWANCE FOR LOAN LOSSES

           Management's determination of the allowance for loan losses requires the use of estimates and assumptions related to both actual and inherent risks in the loan portfolio. Actual results may, however, differ significantly from such estimates. In connection with the determination of the allowance for loan losses where real estate secures the loan, management generally obtains independent appraisals for all properties. Management believes its current appraisal policy conforms to regulatory guidelines.

           An evaluation of the overall quality of the portfolio is performed at least quarterly by management to determine the level of the allowance for loan losses. This evaluation takes into consideration the classification of loans and the application of loss estimates attributable to these classifications.

           The Bank classifies loans as pass, watch, special mention, substandard, doubtful, or loss based on classification criteria believed by management to be consistent with the criteria applied by regulatory agencies and consistent with sound banking practices. These classifications and loss estimates take into consideration all sources of repayment, underlying collateral, the value of such collateral, current and anticipated economic conditions, trends, and uncertainties and the historical accuracy of specific reserves attached to loans with serious perceived weakness. Additionally, the Bank utilizes "migration analysis" as another means to assist management in estimating the level of the allowance for loan losses. Migration analysis is a statistical method which examines historic charge-off and classification trends prior to charge-off to estimate potential losses inherent in the loan portfolio.

           The above processes provide management with a reasonable basis to estimate the risk both actual and inherent in the portfolio. In addition, the Bank utilizes a comprehensive program that considers numerous variables, of which migration is one, to determine the adequacy of the allowance for loan losses for reserves nonspecific to certain credits. This program is consistent with methodologies in Banking Circular 201. Among others, consideration is given to historical and current trends in past due loans, charged-off loans, nonaccruals, and the nature and mix of the loan portfolio; and local, regional, industry, and national economic trends in determining loan loss adequacy. Finally, credit administration, corresponding loan policies and procedures, and timely problem loan identification are integral to a sound determination of the allowance for loan losses. Based on information available at December 31, 1999, management was of the opinion that a $5.9 million allowance for loan losses, which constitutes 3.6% of total loans, was adequate as an allowance against probable and estimated losses.

           While the bank's policy is to charge-off in the current period those loans for which a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans. As this risk is continually changing in response to factors beyond the control of the Bank, such as the state of the economy, management's judgment as to the adequacy of the allowance for loan losses in future periods, while approximate, is in part based on a reasonable methodology. In addition, various regulatory agencies, as an integral part of their examination process, review the Bank's allowance for loan losses. Such agencies may require the Bank to record additions or deletions to the allowance based on their judgments of information available to them at the time of their examination.

           The following tables provide a summary of the Bank's allowance for loan losses and charge-off and recovery activity.



                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
         (in thousands)                         1999         1998
                                                ----         ----

Balance at beginning of period               $   2,200    $   1,802
Provision for loan losses                       13,992          406
                                             ---------    ---------
                                                16,192        2,208
                                             ---------    ---------
Loan charge-offs
   Commercial                                   10,384          208
   Other lines of credit                            68           61
                                             ---------    ---------
            Total loan charge-offs              10,452          269
Recoveries on loans previously charged-off        (133)        (261)
                                             ---------    ---------
            Net charge-offs                     10,319            8
                                             ---------    ---------
Balance at end of period                     $   5,873    $   2,200
                                             =========    =========

Loans outstanding at end of period           $ 162,568    $ 117,912
Average loans outstanding during period        141,153      103,548
         Net charge-offs to average loans
                    outstanding                   7.31 %       0.01 %
         Allowance for loan losses:
              to total loans                      3.61         1.87
              to nonperforming loans(1)          69.82       161.88
              to nonperforming assets(1)         69.82       134.89


(1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.

           In 1999, the Company charged-off $10.5 million of loans. Recoveries for 1999 were $133,000 compared to $261,000 for 1998. In 1998, the Company charged-off $269,000 of loans.

           The following table shows the historical allocation of the Bank's allowance for loan losses and the percent of loans in each category to gross loans for the years ended December 31:



                               1999                  1998                1997                   1996                   1995

                            ALLOCATED   % OF      ALLOCATED   % OF    ALLOCATED   % OF       ALLOCATED   % OF       ALLOCATED   % OF
(in thousands)               AMOUNT     LOANS      AMOUNT    LOANS      AMOUNT   LOANS         AMOUNT   LOANS         AMOUNT   LOANS
                             ------     -----      ------    -----      ------   -----         ------   -----         ------   -----

Commercial                $   3,944     79  %   $    878     80   %  $    683     82   %  $    1,584     79  %   $    711       77 %
Real estate secured             823     17            76     10           104     10                     11                     13
                                                                                                 237                   46
Equity lines of credit           94      2            34      5           111      6                      7                      6
                                                                                                 150                  118
Other lines of credit            17      1           335      4            43      1                      2                      2
                                                                                                  24                    7
Installment                      50      1           173      1           177      1                      1                      2
                                                                                                   5                    5
Unallocated
                                945      -           704      -           684      -             253      -           183        -
                               ----      -           ---      -          ----      -            ----      -          ----        -
                          $   5,873    100 %    $  2,200    100   %  $   1,802   100  %   $    2,253    100  %   $  1,070      100 %
                            ========   =====     ========  ====      =========  =====      ========== =====       ==========   =====


           The Bank had approximately $8,708,000 in impaired loans as of December 31, 1999. The carrying value of impaired loans for which there is a related allowance for loan losses was $414,000, with the amount of specific allowance for loan losses allocated to these loans of $134,000. There were $8,294,000 in impaired loans for which there was no related specific allowance for loan losses. The average recorded investment in impaired loans during 1999 was $4,436,000. Impaired loans at December 31, 1999 included $8,412,000 of nonaccrual loans.

           The Bank had approximately $1,836,000 in impaired loans as of December 31, 1998. The carrying value of impaired loans for which there is a related allowance for loan losses was $153,000, with the amount of specific allowance for loan losses allocated to these loans of $41,000. There were $1,683,000 in impaired loans for which there was no related specific allowance for loan losses. The average recorded investment in impaired loans during 1998 was $1,131,000. Impaired loans at December 31, 1998 included $1,359,000 of nonaccrual loans.

           CREDIT MANAGEMENT

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

           DEPOSITS AND SHORT-TERM BORROWINGS

           The Bank attracts deposits primarily from individuals and businesses related to the health care services industry. The Bank has no brokered deposits and the Company's current practice is to not purchase brokered deposits. The Bank has no known foreign deposits. The average daily amount of deposits and interest rates paid on deposits is summarized below for the year ended December 31:


                                                        1999                       1998                         1997
                                                    ------------               -------------                -------------
                                                  AVERAGE                    AVERAGE                      AVERAGE
(in thousands)                                    BALANCE      RATE          BALANCE     RATE             BALANCE       RATE
                                                  -------      ----          -------     ----            -------       ----

Noninterest-bearing transaction accounts      $   103,214          -  %  $   93,306          - %         $                - %
                                                                                                            81,379
Interest-bearing transaction accounts              14,073       0.72         14,325        0.93                           0.84
                                                                                                            12,887
Savings and money market accounts                  86,969       2.02         84,273        2.14             94,755        1.92
                                                ---------     -------       -------     -------            --------      -----
                                                  204,256       1.84        191,904        1.96            189,021        1.79
                                                ---------     -------       -------     -------            --------      -----


Time deposits:
Less than $100,000                                  7,033       4.11          8,273        4.64              8,737       4.48
More than $100,000                                 25,919       4.28         22,721        4.65             20,640       4.93
                                                ---------     -------       -------     -------            --------      -----
     Total time deposits                           32,952       4.24         30,994        4.64             29,377       4.79
                                                ---------     -------       -------     -------            --------      -----

            Total deposits                    $   237,208       1.37       $222,898        1.63        $   218,398       1.53
                                                =========     =======       =======     =======            ========      =====

           Time deposits of $100,000 or more are generally received from the Bank's medical and professional client base. The impact on the Bank's liquidity from the potential withdrawal of these deposits is considered in the Bank's asset/liability management policies, which anticipates the Bank's liquidity needs through the management of investments, federal funds sold, and/or by generating additional deposits.

           The table below sets forth the remaining maturities of time deposits of $100,000 or more as of December 31:




         (in thousands)                                  1999                  1998                  1997
                                                         ----                  ----                  ----
         Three months or less                         $ 34,787              $ 17,253              $ 17,792
         Over three through six months                   1,789                 1,990                 1,324
         Over six through twelve months                  1,853                 1,080                   940
         Over twelve months                                                       -                    100
                                                ------------------      ------------------     -----------
                   Total                              $ 38,429              $ 20,323              $ 20,156
                                                ==================       =================     ===========


           In addition to the time deposits of $100,000 or more, a significant amount of the Bank's deposits are in accounts with balances in excess of $100,000. At December 31, 1999, there were 401 such deposit accounts with balances totaling $137,756,000. These accounts are reviewed for purposes of monitoring the Bank's liquidity. While increased volatility to the Bank's deposit base may be present in this group of accounts, the investment management practices of the Bank consider such potential volatility.

           The Bank also uses repurchase agreements from time to time as an additional source of funds. On December 31, 1999 and 1998, there were no repurchase agreements outstanding.

           The following table sets forth certain information with respect to the Bank's repurchase agreements for the year ended December 31:


         (in thousands)                               1999         1998         1997
                                                      ----         ----         ----

         Maximum daily amount outstanding        $  25,000     $   5,000      $ 8,000
         Average amount outstanding                  2,166            55          274
         Average interest rate                        5.03 %        5.50 %       5.77 %



           The Bank had no repurchase agreements outstanding at December 31, 1999, 1998, or 1997, respectively.

CAPITAL RESOURCES

           The OCC, the Bank's primary regulator, has established minimum leverage ratio guidelines for national banks. These guidelines provide for a minimum Tier 1 capital leverage ratio (Tier 1 capital to adjusted average total assets) of 3.0% for national banks that meet certain specified criteria, including having the highest regulatory rating. All other national banks will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0% plus an additional cushion of 100 to 200 basis points.

           The FRB, as the Company's primary regulator, has similarly established minimum leverage ratio guidelines for bank holding companies. These guidelines also provide for a minimum Tier 1 leverage ratio of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0% plus an additional cushion of 100 to 200 basis points. The FRB has not advised the Company of any specific minimum Tier 1 capital leverage ratio applicable to it.

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

           The Company completed a $5.75 million convertible note offering in May 1994. The interest rate is 8.00% to March 2000 at which time the rate resets at 150 basis points over the 5 year Constant Maturity Treasury Index. The conversion price of the notes is $12.6984 per share and is scheduled to mature in March 2004.

           Of the proceeds, $3.6 million was invested in First Professional Bank in order to increase the Bank's regulatory capital ratios and allow the Bank to grow, within the bounds of safety and soundness. $930,000 of the proceeds were used to retire the Company's remaining indebtedness as required by a stock repurchase agreement.

           Information concerning the Company's and the Bank's capital adequacy at December 31, 1999 is as follows:




                                                                                                           TO BE WELL
                                                                                                       CAPITALIZED UNDER
                                                                           FOR CAPITAL                 PROMPT CORRECTIVE
                                             ACTUAL                     ADEQUACY PURPOSES              ACTION PROVISIONS
                                   ----------------------------   ------------------------------   -------------------------------
  (in thousands)                      AMOUNT         RATIO         AMOUNT         RATIO             AMOUNT          RATIO
                                      ------         -----         ------         -----             ------          -----
  COMPANY
  Leverage                           $ 14,972       5.21 %       $  11,494         4.00 %       $   14,368          5.00 %
  Tier 1 Risk-Based                    14,972       8.97             6,675         4.00             10,013          6.00
  Total Risk-Based                     17,784      10.66            13,350         8.00             16,688         10.00

  BANK
  Leverage                           $ 13,786       4.81 %       $  11,457         4.00 %       $   14,321          5.00 %
  Tier 1 Risk-Based                    13,786       8.18             6,741         4.00             10,112          6.00
  Total Risk-Based                     15,939       9.46            13,482         8.00             16,853         10.00

           As discussed further under "Formal Agreement," the Bank entered into the Formal Agreement with the OCC on March 22, 2000, pursuant to which, among other things, the Bank is required to achieve by September 30, 2000 and there after maintain (i) a capital leverage ratio equal to at least 5%, (ii) Tier 1 capital to risk weighted assets ratio equal to at least 6% and (iii) a total capital to risk weighted assets of at least 10%.

           The following table sets forth the capital ratios for the bank, at December 31, 1999 and the required ratios by September 30, 2000:





                                                                  REQUIRED BY THE                EXCESS
                                          ACTUAL                  FORMAL AGREEMENT            (DEFICIENCY)
                                   ----------------------   --------------------------   -------------------------
       (in thousands)                AMOUNT     RATIO            AMOUNT      RATIO        AMOUNT       RATIO
                                     ------     -----            ------      -----        ------       -----
       BANK
       Leverage                  $     13,786     4.81  %    $ 14,321       5.00  %   $  (535)        (.19)  %
       Tier 1 Risk-Based               13,786     8.18         10,112       6.00         3,674        2.18
       Total Risk-Based                15,939     9.46         16,853      10.00         (914)        (.54)



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

           Under the terms of the Leshner Warrant, if Joel W. Kovner, former Chairman of the Board and Chief Executive Officer of the Company, dies before December 31, 2002, then the Company will purchase, at the option of Mr. Leshner, some or all of the warrants and/or Warrant Shares then owned by Mr. Leshner, provided that (i) the maximum aggregate purchase price paid by the Company shall be not more than $1,000,000 and (ii) the funds to purchase such warrants and/or Warrant Shares shall come solely from the proceeds of the key person insurance policy on the former executive. Since such life insurance is in excess of the cash value recognized on the Company's balance sheet, there would be no net reduction in capital nor any impact on liquidity. Furthermore, if at any time prior to December 31, 2002, Mr. Leshner wishes to sell some or all of the warrants and/or Warrant Shares to a third party, Mr. Leshner must offer to sell such warrants and/or Warrant Shares to the Company on the same terms and conditions being offered to such third party.

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

           The following table sets forth the distribution of the Bank's interest rate sensitive assets and liabilities as of December 31, 1999. The table also sets forth the time period in which assets and liabilities will mature or reprice in accordance with their contractual terms. Mortgage-backed securities provide cash flows on a monthly basis; however, this analysis does not include prepayment assumptions. Prepayment assumptions are utilized in an interest rate simulation model, which is routinely used by the Bank in evaluating the impact of changes in interest rates on the Bank's net interest income.




                                                                                 AS OF DECEMBER 31, 1999
                                         ----------------------------------------------------------------------------------------
                                                                            AFTER THREE        AFTER ONE
                                                             NEXT DAY         MONTHS             YEAR          AFTER
                                                           THROUGH THREE    THROUGH 12       THROUGH FIVE       FIVE
(in thousands)                             IMMEDIATELY       MONTHS           MONTHS            YEARS          YEARS         TOTAL
                                           -----------       ------           ------            -----          -----         -----

Loans(1)                               $         118,592 $    1,804    $      6,635  $          32,619  $       2,918    $  162,568
Investment securities                                  -        439                -             5,136         58,149        63,724
Federal funds sold                                27,000          -                -                 -              -        27,000
Due from banks                                       697          -                -                 -              -           697
                                          --------------     --------     ------------         -------      ---------       -------

     Total interest-earning assets     $         146,289 $    2,243           6,635           $ 37,755       $ 61,067    $  253,989
                                         ===============  =============     ===========       ========      =========      =======

Interest-bearing transaction
     Accounts                          $          16,033          -                -                 -              -       16,033
Savings accounts                                  84,783          -                -                 -              -       84,783
Time deposits                                     45,651          -                -                 -              -       45,651
Convertible notes                                   -             -                 -                -           679           679
                                          --------------     --------     ------------         -------      ---------       -------
     Total interest-bearing            $         146,467  $       0      $        0      $           0      $     679     $147,146
                                         ===============  =============     ===========       ========      =========      =======
liabilities

Interest sensitive Gap                 $           (178)   $  2,243    $      6,635      $      37,755      $  60,388
Effect of interest rate swaps
 edged Gap                             $           (178)   $  2,243    $      6,635      $      37,755      $  60,388
Hedged Gap as a percentage
     of earning assets                             (.12) %      100 %           100  %             100  %         99 %
Cumulative hedged Gap                  $           (178)   $  2,065 $         8,700  $          46,455      $106,843
Cumulative hedged Gap as a
     Percentage of earning assets                  (.12) %      .92 %          1.31  %            1.23  %       1.75 %


(1) Nonaccrual loans of $8,412 are included in average balances and rate calculations.

LIQUIDITY

           Adequate liquidity and maintenance of an appropriate balance between interest rate sensitive earning assets and interest rate sensitive liabilities are the principal imperatives associated with the asset/liability management function of a financial institution. Liquidity management involves the ability to meet the cash flow requirements of clients who may be depositors desiring to withdraw funds or borrowers requiring assurance that sufficient funds will be available to meet their credit needs. Aside from asset/liability management, the Bank maintains short-term sources of funds to meet periodic planned and unplanned increases in loan demand and deposit withdrawals and maturities.

           The initial source of liquidity is the excess funds sold daily to other banks in the form of federal funds. In addition to cash and cash equivalents, the Bank maintains a large percentage of its assets in investment securities. These securities include both securities available-for-sale and securities held-to-maturity. Securities available-for-sale can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs solely as collateral for reverse repurchase agreements. The Bank had no reverse repurchase agreements as of December 31, 1999 and 1998. As evidence of the Bank's high level of liquidity at December 31, 1999, cash and cash equivalents totaled $43.4 million, while securities available for reverse repurchase agreements totaled approximately $63.7 million.

           The combined amount of $107.1 million represents approximately 39% of the Bank's total assets. Management is of the opinion that the existing level of liquidity and borrowing capacity is sufficient to insulate the Bank against unforeseen liquidity demands.

           On a stand-alone basis, the Company's primary source of liquidity is dividends from the Bank. Dividends by the Bank to the Company are subject to regulatory restrictions. Currently, the Company has cash of $432,000. Under applicable law, the Bank cannot currently, and for the next several years will probable not be able to, pay dividends to the Company with out the prior approval of the OCC. No assurance can be given that the OCC will permit the payment of dividends and the refusal to do so may require the Company to look to other sources of liquidity such as borrowings or the issuance of various types of securities. For further information on the Bank's dividend restrictions, see "Business - Supervision and Regulation - Restrictions on Dividends and Other Distributions" and Note 11 of Notes to Consolidated Financial Statements.

YEAR 2000

The Year 2000 issue presented a very real and significant challenge to the Company, along with the entire financial services industry. This problem had the potential to affect a wide range of systems and equipment, including software and hardware, utilities, communications platforms and devices, and facilities. The Year 2000 issue is the result of computer programs being written using two digits rather than four to represent the calendar year. Software so developed and not corrected could have produced inaccurate or unpredictable results when dates change in the year 2000. Such occurrences could have had a material adverse effect on the Company's financial condition, results of operations, or business as the Company, like most financial organizations, was significantly subject to the potential Year 2000 issues due to the nature of financial information.

Management had successfully developed and implemented a Year 2000 Preparedness Plan. There is no known impact on the Company related to the Year 2000 issue. The total cost to date of implementing Year 2000 Compliance was $344,000. The Company will continue to monitor and test systems for each new century date milestone, including February 29, 2000, March 31, 2000 and October 1, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

INTEREST RATE SENSITIVITY

           The table below provides information about the Bank's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps. Investment securities and loans are presented based upon contractual maturity and related weighted average interest rates by expected maturity dates. The information is presented in US dollar equivalents, which is the Bank's reporting currency.



                                                                                                       THERE                 FAIR
                                                   2000       2001      2002       2003      2004      AFTER      TOTAL      VALUE
                                                   ----       ----      ----       ----      ----      -----      -----      -----
                                                                          (U.S. $ EQUIVALENT IN THOUSANDS)
ASSETS (1)
----------
SECURITIES
  U.S. government securities
          Fixed                                     $    -   $          $ 2,020       $  -     $   -     $  -     $3,032     $3,017
                                                                1,012
              Weighted average interest rate             -      6.81%     5.89%          -         -        -       6.20%
  U.S. government agency and
    Mortgage-backed securities
          Fixed                                          -          -         -      1,750       229     35,581    37,560     35,590

              Weighted average interest rate             -          -         -      5.65%     7.07%      6.88%      6.82%
          Variable                                       -          -         -          -         -     15,000     15,000    14,761
              Weighted average interest rate             -          -         -          -         -      5.71%      5.71%
Municipal securities
           Fixed                                         -          -         -          -         -      2,551      2,551     2,377
              Weighted average interest rate             -          -         -          -         -      4.27%      4.27%
  Small Business Administration securities
          Variable                                       -          -         -          -         -        647        647       631
              Weighted average interest rate             -          -         -          -         -      6.90%      6.90%
  Collateralized mortgage securities
          Fixed                                          -          -         -          -         -      7,157      7,157     6,608
              Weighted average interest rate             -          -         -          -         -      6.32%      6.32%
          Variable                                       -          -         -          -         -          -
              Weighted average interest rate             -          -         -          -         -          -          %         -
  Federal Reserve Bank Stock
          Fixed                                        439          -         -          -         -          -        439       439
              Weighted average interest rate         6.00%          -         -          -         -          -      6.00%

LOANS
          Fixed                                      6,790     15,109     4,638      3,695     9,044      2,918     42,194    41,833
              Weighted average interest rate         7.73%      5.98%     8.10%      8.02%     8.16%      7.99%      7.33%
          Variable                                  57,935     12,568    10,041     11,519    19,342      8,969    120,374   120,456
              Weighted average interest rate         9.85%      9.41%     9.75%      9.64%     9.65%      8.98%      9.67%



           The table below provides information about the Bank's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including rate interest swaps. Certificates of deposit and convertible notes are presented based upon contractual maturity and related weighted average interest rates by expected maturity dates. For interest rate swaps and caps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. The information is presented in US dollar equivalents, which is the Bank's reporting currency.




                                                                                                         THERE                  FAIR
                                                      2000       2001      2002       2003     2004      AFTER      TOTAL      VALUE
                                                      ----       ----      ----       ----     ----      -----      -----      -----
                                                                             (U.S. $ EQUIVALENT IN THOUSANDS)

LIABILITIES (1)

DEPOSITS
                                                                                 `   C>
  Noninterest-bearing transaction accounts           $109,560          $         $      $       $         $            $
                                                                                                                109,560    109,560
              Weighted average interest rate             .25%                                                      .25%
  Interest-bearing transaction accounts                16,033                                                    16,033     16,033
              Weighted average interest rate             .72%          -         -      -       -         -         .72%
  Savings and money market accounts                    84,783          -         -      -       -         -      84,783     84,783
              Weighted average interest rate            2.22%          -         -      -       -         -        2.22 %
  Certificates of deposit and other time deposits
          Fixed                                        45,650          1         -      -       -         -      45,651     45,666
              Weighted average interest rate            4.18%     4.25 %         -      -       -         -       4.18%
CONVERTIBLE NOTES                                           -          -         -      -       -       679         679        679
              Weighted average interest rate                -          -         -      -       -     5.42%        5.42%

OFF-BALANCE SHEET ASSETS
  Interest rate swaps                                                  -         -      -       -         -           -
              Weighted average interest rate - pay         -%          -         -      -       -         -           %
              Weighted average interest rate - receive     -%          -         -      -       -         -           %

(1) The Bank used certain assumptions to estimate fair values and expected maturities. For loans, expected maturities are contractual maturities adjusted for estimated prepayments of principal based on market indicators. Investment securities are at quoted market rates and stated maturities. For loan fair value computations, the company used a discounted cashflow model with discount rates based upon prevailing market rates for similar types of loans, incorporating adjustments for credit risk. For deposit liabilities, fair values were calculated using discounted cashflow models based on market interest rates for different product types and maturity dates for which the deposits are held.

EXCHANGE RATE SENSITIVITY

           All of the Bank's derivative financial instruments and other financial instruments are denominated in US dollars. The Company does not have, or anticipate having, any foreign currency exchange rate exposure.


COMMODITY PRICE SENSITIVITY

           The Bank does not have, or anticipate having, any derivative commodity instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements are provided in response to Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------

The disclosure called for by this Item was previously reported on Forms 8-K filed with the Securities and Exchange Commission on October 8, 1999, October 14, 1999 and January 6, 2000, respectively.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                               BOARD OF DIRECTORS
                               ------------------

           The principal occupations and certain other information about the current directors of the Company is as follows:




                                                        BUSINESS EXPERIENCE                                YEAR ELECTED
                                                          DURING THE PAST                                    DIRECTOR
       NAME AND ADDRESS                 AGE                 FIVE YEARS                                       --------
       ----------------                 ---                 ----------
Richard A. Berger                       68       Richard A. Berger & Associates (Real Estate                   1982
45-605 Pawnee Road                               Investments and Brokerage); Realtor, Fred Sands
Indian Wells, CA  92210                          Desert Realty (from 1995 until 1999)
Ronald L. Katz, M.D.                    67       Chairman and Professor of Anesthesiology, USC Medical         1982
1200 N. State Street                             Center; Professor (until June, 1995) and Chairman
Suite 14901                                      (until June, 1990) of Anesthesiology, UCLA Medical
Los Angeles, CA 90033                            Center
Gene F. Gaines                          59       Chairman of the Board and Chief Executive Officer,         February, 2000
606 Broadway                                     Professional Bancorp, Inc. (since February, 2000),
Santa Monica, CA.  90404                         President and Chairman of the Board (since February,
                                                 2000), and Chief Executive Officer; First
                                                 Professional Bank, N.A. (since October, 1999);
                                                 formerly Senior Vice President, SunAmerica Retirement
                                                 Markets, Inc. (from January 1998 until August 1999);
                                                 Senior Vice President, Fidelity and Guaranty Life
                                                 Insurance Company (from March 1993 until January 1998)
Robert Margolis, M.D.                   54       Managing Partner, CEO and Chairman of the Board,            May, 1999
19191 S. Vermont Ave., #200                      HealthCare Partners; Chairman of the Board,
Torrance, CA.  90502                             California Hospital Medical Center, Los Angeles;
                                                 Director, Catholic Healthcare West; Director,
                                                 Committee for Quality Assurance; Director, California
                                                 HealthCare Association of Southern California
Lynn O. Poulson                         62       Secretary, Professional Bancorp, Inc. and First               1982
10880 Wilshire Blvd.                             Professional Bank, N.A. (since May, 1997); President
Suite 1100                                       of Johnson, Poulson, Coons & Slater (law firm)
Los Angeles, CA  90024


Julie P. Thompson, Walter T. Mullikin, M.D. and Terry O. Hartshorn were directors during the year ended December 31, 1999, but were no longer directors as of the filing of this Form 10K.

                        EXECUTIVE OFFICERS OF THE COMPANY

           The following persons are the executive officers of the Company and/or the Bank:


               NAME               AGE                        BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
               ----               ---                        ----------------------------------------------
Gene  F. Gaines                   59       Chairman of the Board and Chief Executive Officer, Professional Bancorp, Inc.
                                           (since February, 2000); Chief Executive Officer, (since November, 1999) and
                                           Chairman of the Board and President (since February, 2000), First
                                           Professional Bank, N.A.; formerly Senior Vice President, SunAmerica
                                           Retirement Markets, Inc. (from January 1998 until August 1999); Senior Vice
                                           President, Fidelity and Guaranty Life Insurance Company (from March 1993 until January 1998).
Larry  Patapoff                   45       Senior Vice President and Chief Financial Officer, Professional Bancorp, Inc.
                                           (since November, 1999); Executive Vice President and Chief Operating Officer
                                           (since February, 2000) and Chief Financial Officer (since November, 1999),
                                           First Professional Bank, N.A.; formerly Project Manager, DataStudy, Inc. a technology consulting firm (from January, 1998 to August 1998); formerly a banking consultant (March, 1996 to December, 1997); formerly Finance
                                           Director, Fidelity Federal Bank (September, 1993 to February,
                                           1996).
Robert Dyck                       43       Senior Vice President Credit Administration, First Professional Bank, N.A.,
                                           (since December, 1999); formerly Senior Vice President, Senior Loan Officer,
                                           Santa Monica Bank (April, 1997 to December 1999); Vice President, Credit
                                           Administrator, Sanwa Bank California (September, 1994 to April, 1997).
Sharon A. Schmidt                 42       Senior Vice President, Chief Operations Officer (since February, 1998);
5525 Etiwanda Ave., Suite 110              formerly Vice President, Operations Administration, First Professional Bank,
Tarzana, CA 91356                          N.A. (September, 1994 to February, 1998).
Jae Souverielle                   35       Senior Vice President, Strategic Planning & Development , First Professional
                                           Bank, N.A. (since August 17, 1998); formerly Independent Consultant (May,
                                           1994 to August, 1998); Vice President, Loan & CRA Officer, South Bay Bank
                                           (May, 1989 to May, 1994)
Nancy Ferretti-Foster             40       Senior Vice President, Chief Information Officer (since February, 1998);
9900 Norwalk Blvd., Suite 150              formerly Vice President, Information System, First Professional Bank, N.A.
Santa Fe Springs, CA 90670                 (September, 1994 to February, 1998); Co-Owner, Time Traveler Antique Toys
                                           (since October, 1996); Vice President and Secretary, 7-W Investigations, Inc.
                                           (since June, 1997).





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

           To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were fulfilled in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION

           The following tables list information on compensation received for services by any person who served as the chief executive officer or functioned in a similar capacity of the Company or the Bank, and the four highest compensated executive officers of the Company and/or the Bank for services in all capacities to the Company and the Bank, during the year ended December 31, 1999.




                           SUMMARY COMPENSATION TABLE
                           --------------------------



                                                                                                            LONG TERM
                                                                                               OTHER       COMPENSATION     ALL
NAME AND PRINCIPAL POSITION                                                                   ANNUAL         AWARD         OTHER
                                                        YEAR        SALARY       BONUS      COMPENSATION     OPTIONS    COMPENSATION
                                                        ----        ------       -----      ------------     -------    ------------
Gene Gaines, Chief Executive Officer and                1999        28,134        -0-        1,000          30,000(18)      9,090(2)
President of the Company and the Bank                   1998           -0-        -0-          -0-            -0-            -0-
                                                        1997           -0-        -0-          -0-            -0-            -0-
Melinda McIntrye, former
   President of the Bank                                1999 (3)       -0-        -0-          -0-            -0-            -0-
                                                        1998           -0-        -0-          -0-            -0-            -0-
                                                        1997           -0-        -0-          -0-            -0-            -0-
Jae Souverielle, Senior Vice President,
    Strategic Planning and                              1999       109,628        -0-       4,800(4)        3,500(5)      10,800(14)
Development of the Bank                                 1998        30,627(8)     -0-                       1,500(7)      71,955(16)
                                                        1997           -0-        -0-       1,800(6)          -0-            -0-
                                                                                               -0-
Janet L. Peevey, Former Senior Vice                     1999       117,500                  6,000(9)          -0-            -0-
   President, Credit Administration of the Bank         1998        95,000        -0-       6,000(9)          -0-            -0-
                                                        1997        28,958(10)    -0-          -0-            -0-            -0-
                                                                                4,000
Sharon A. Schmidt, Senior Vice President and            1999        97,200                  4,800(4)        5,000(11)        -0-
   Chief Operations Officer of the Bank                 1998        90,000        -0-       4,800(4)          -0-            -0-
                                                        1997        76,992        -0-       2,000(13)         -0-            -0-
                                                                              40,000(12)
Nancy Ferretti-Foster, Senior Vice                      1999        97,200      9,720       4,800(4)        5,000(11)        -0-
President and Chief  Information Officer of the Bank    1998        90,000        -0-       4,800(4)          -0-          7,269(17)
                                                        1997        76,992    40,000(15)    2,000(13)          -0-            -0-
Eric J. Woodstrom, Former Acting                        1999       112,226        -0-       4,250(9)          -0-            -0-
Chief Financial Officer of the Company                  1998       125,000        -0-       6,000(9)          -0-            -0-
and Executive Vice President of the Bank                1997       118,903     20,000       6,000(9)          -0-            -0-
Gary W. Mounce, Former Senior Vice President            1999       110,779        -0-       4,500(9)          -0-            -0-
    and Senior Loan Officer of the Bank                 1998       115,000        -0-       6,000(9)          -0-            -0-
                                                        1997        99,999     50,000       6,000(9)          -0-            -0-









1          Reflects a $500 per month car allowance which began in November 1999
2          Represents consulting fees paid prior to when Mr. Gaines became an employee of the Bank.
3          In September, 1996, Ms. McIntyre-Kolpin was made acting President and a Director of the Bank. Ms. McIntyre-Kolpin is the Chief Executive
           Officer and the principal shareholder of Network Health Financial
           Services, Inc., a Delaware corporation which receives consulting fees from the Company and Bank pursuant to the terms of a Consulting
           Agreement. Effective March 11, 1997, Bancorp and the Bank paid NHFS a flat monthly fee of $25,000 for Ms. McIntyre-Kolpin's full-time services as President of the Bank. Prior to March 11, 1997, Bancorp
           and the Bank paid NHFS a flat monthly rate of $19,000 for Ms.
           McIntyre-Kolpin's part-time services as acting President of the Bank.
           The Company and the Bank gave the required 30-day notice to terminate the consulting agreement on March 6, 2000. See also, Item 13 -
           "Certain Relationships and Related Transactions."
4          Reflects a $400 per month car allowance.
5          Represents stock options for 3,500 shares which were granted in November
           1999. 1,100 of which vest on November 1, 1999, 1,200 of which shall vest on November 1, 2000 and 1,200 of which shall vest on November 1, 2001 provided Ms. Souverielle is employed by the Bank on the vesting date.
6          Reflects a $400 per month car allowance which began in August, 1998.
7          Represents stock options for 1,500 shares which were granted in August 1998.
8          Ms. Souverielle began employment with the Bank on August 17, 1998.
9          Reflects a $500 per month car allowance.
10         Ms Peevey began employment with the Bank on September 15, 1997.
           Ms. Peevey's employment with the Bank terminated on January 15, 2000.
11         Represents stock options for 5,000 shares which were granted in
           November 1999, 1,666 of which vest on November 1, 1999, 1,667 which vested on November 1, 2000 and 1,667 of which shall vest on November
           1, 2001, provided the applicable employee is still employed by the
           Bank on the vesting date.
12         Reflects bonus earned in 1997, $20,000 of which was paid in 1998.
13         Reflects $400 per month car allowance which began in October, 1997.
14         Reflects tuition reimbursement paid in 1999.
15         Reflects bonus earned in 1997, $20,000 of which was paid in 1998
16         Represents consulting fees paid prior to when Ms. Souverielle became an employee of the Bank.
17         Reflects a payout for previously accrued but unused vacation.

OPTION GRANTS

Options granted during the year 1999 were cancelled. The following table sets forth information regarding stock options granted to the named executive officers of the Company or Bank on February 1, 2000.




                                                                                           POTENTIAL REALIZABLE
                                              INDIVIDUAL GRANTS                              VALUE AT ASSUMED
                                              ------------------
                                                                                           ANNUAL RATE OF STOCK PRICE
                                                                                          APPRECIATION FOR OPTION TERM
                                                                                          ----------------------------
                                                     PERCENT OF
                                  NUMBER           TOTAL OPTIONS
                              OF SECURITIES          GRANTED TO    EXERCISE OR
                                UNDERLYING          EMPLOYEES IN    BASE PRICE     EXPIRATION
            NAME             OPTIONS GRANTED        FISCAL YEAR     PER SHARE         DATE                5%             10%
            ----             ---------------         -----------     ---------         ----               --            ---
Jae Souverielle                    3,500                2%            $7.50          02/01/00           16,508          41,836
Sharon A. Schmidt                  5,000                3%             7.50          02/01/00           23,584          59,765
Nancy Ferretti-Foster              5,000                3%             7.50          02/01/00           23,584          59,765
Gene F. Gaines                   100,000               65%             7.50          02/01/00          471,671       1,195,307
Larry Patapoff                    30,000               20%             7.50          02/01/00          141,501         358,592
Robert Dyck                        5,000                3%             7.50          02/01/00           23,504          59,765

The foregoing options were granted under either the 1990 and 1992 plan, which were adopted by the Board of Directors and approved by the shareholders. Pursuant to the plan options for shares of common stock of the Company are granted to officers and key management personnel, as recommended by the Compensation Committee and approved by the Board of Directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN BENEFICIAL OWNERS

           The following table lists the holdings of the only persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) known by the Company to be the beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock as of February 29, 2000 based upon 2,030,754 shares outstanding on that date.


            NAME AND ADDRESS                        AMOUNT AND NATURE OF           PERCENT
           OF BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP           OF CLASS
           -------------------                      --------------------           --------

           Franklin Mutual Advisers, Inc.                 171,216(1)                  8.4%
           51 John F. Kennedy Parkway
           Short Hills, New Jersey  07078

           Basswood Partners, L.P.                         150,211(2)                 7.4%
           Basswood Management, Inc.
           Matthew Lindenbaum
           Bennett Lindenbaum
           645 Madison Avenue
           10th Floor
           New York, New York 10022

           Banc Fund III L.P.                             137,650(3)                  6.8%
           Bank Fund III Trust
           Banc Fund IV L.P.
           Banc Fund IV Trust
           Banc Fund V L.P.
           208 S. LaSalle Street
           Chicago, Illinois 60604

           Jay Spellman                                    127,188(4)                  5.9%
           Redwood Asset Management, L.P.
           200 Park Avenue
           Suite 3900
           New York, New York 10166

           Robert H. Leshner                              117,416(5)                    5.5%(6)
           312 Walnut Street
           Suite 2100
           Cincinnati, OH  45202

-------------------------

(1)       As reported in a Schedule 13G filed with the Securities and Exchange Commission
          ("SEC") on January 18, 2000.
(2)       As reported in Amendment No. 1 to a Schedule D filed with the SEC on
          January 5, 1999.
(3)       As reported in Amendment No. 1 to a Schedule 13D filed with the SEC on
          November 5, 1998
(4)       As reported in a Schedule 13D filed with the SEC on November 3, 1998.
(5)       As reported in Amendment  No. 3 to Schedule 13D filed with the SEC on
          November  15,  1996.  110,250 of the reported  shares
          are related to a presently exercisable Warrant.
(6)       Warrants convertible into shares of Common Stock held by Mr. Leshner which are exercisable within 60 days after March 1, 1999, are treated as outstanding for the purpose of computing the percentage of outstanding Common Stock owned by Mr. Leshner, but not for the purpose of computing the percentage of Common Stock owned by any other person.





MANAGEMENT

           The following table sets forth certain information concerning the beneficial ownership of the Company's outstanding Common Stock as of March 1, 2000 by each director and executive officer of the Company and the Bank, and by all directors and executive officers of the Company and the Bank as a group.



                                                                                             AMOUNT AND NATURE      PERCENT
                                                                                                 OF BENEFICIAL       Of
           NAME/TITLE                                                                              OWNERSHIP(1)     CLASS (2)
           ----------                                                                              ---------        -----
           Richard A. Berger, Director                                                             24,571(3)         1.2%
           Ronald L. Katz, M.D., Director                                                          16,836(3)            *
           Lynn O. Poulson, Director and Secretary                                                  9,210(4)            *
           Gene Gaines, Chairman of the Board, Chief Executive Officer, President                   50,000           2.4%
           and Director
           Robert Margolis, M.D., Director                                                              49             *
           Jae Souverielle, Strategic Planning and Development and Senior Vice                       2,600             *
           President of the Bank
           Melinda McIntyre-Kolpin                                                                      50             *
           Larry Patapoff,  Senior Vice President and Chief Financial Officer of                    15,000             *
           the Company and Chief Operating Officer and Executive Vice President of
           the Bank
           Robert Dyck,  Senior Vice President,  Credit  Administration of the Bank                  1,666(8)          *
           Sharon A. Schmidt, Senior Vice President and Chief Operations Officer
           of the Bank                                                                               1,666(8)
           Nancy Ferretti-Foster, Senior Vice President and Chief Information                        1,676(8)          *
           Officer of the Bank
           All Directors and Executive Officers                                                   123,324(9)         5.8%

-------------------------

*          Less than 1% of the shares outstanding.

1 Unless otherwise indicated, the persons named herein have sole voting and investment power over the shares reported.

2 Convertible Notes and Options and Warrants to purchase shares of Common Stock held by directors, executive officers and other persons that were exercisable or convertible within 60 days after February 29,2000 are treated as outstanding for the purpose of computing the number and percentage of outstanding securities of the class owned by such persons, but not for the purpose of computing the percentage of the class owned by any other person.

3          Includes 1,874 exercisable option shares.

4 Includes 1,874 exercisable option shares. Mr. Poulson has shared voting and investment power over these shares.

5          Includes 50,000 exercisable option shares.

6          Includes 2,600 exercisable option shares.

7          Includes 15,000 exercisable option shares.

8          Includes 1,666 exercisable option shares

9 Includes the shares owned by the current directors and named executive officers (12 in number) as a group, and includes 78,220 exercisable option shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Company and the Bank entered into a Consulting Agreement dated August 12, 1996 with Network Health Financial Services, Inc. ("NHFS"), a Delaware corporation. Melinda McIntyre-Kolpin, the President of the Bank until February 1, 2000 and a director of the Bank, is the Chief Executive Officer and principal shareholder of NHFS. Pursuant to the Consulting Agreement, NHFS provides consulting services to the Company and the Bank with respect to personnel matters, operational procedures and client development and retention. NHFS is paid its actual costs incurred in the performance of its duties under the Consulting Agreement (including hourly rates for certain specified NHFS personnel while they are performing consulting services), plus an additional 25% of such costs. In addition, the Company and Bank pay flat monthly rates for the services of Ms. McIntyre-Kolpin and Patti Derry. During 1999, the Company and the Bank paid NHFS the total amount of $641,000 pursuant to the Consulting Agreement. Any party may terminate the Consulting Agreement by giving 30 days notice to the other parties. The Company gave the required 30-day notice to terminate the Consulting Agreement on March 6, 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The joint Company and Bank Compensation Committee is currently comprised of Lynn
O. Poulson, Robert Margolis and Richard Berger. Julie P. Thompson, Terry Hartshorn and Ray Oyakawa, M.D., former Directors of the Company and Bank, served on the Compensation Committee until February 1, 2000, February 29, 2000 and February 24, 1999, respectively.

           Mr. Berger, Mr. Poulson, Ms. McIntyre, Mr. Gaines, Robert Margolis, M.D., Ms. Foster and Ms. Schmidt and companies with which the foregoing are associated, are customers of, and have had banking transactions with the Bank, some of which have included extensions of credit during 1999. A director of the Company and the Bank, who resigned in February, 1999, and a company with which he is associated, had extensions of credit as of December 31, 1999 totaling approximately $3.1 million, of which $1.5 million was on nonaccrual status. At December 31, 1998, total extensions of credit were $3.0 million, of which $810,000 was on non-accrual status. In management's opinion, all loans and commitments to lend included in such transactions were made in the ordinary course of business and in compliance with applicable laws on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than the normal risk of collectibility or present other unfavorable terms when initially underwritten.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        Financial Statements

           See Index to Consolidated Financial Statements of Professional Bancorp, Inc. and Subsidiaries, which is part of this Form 10-K.

(b)        Reports on Form 8-K

           Form 8-K filed on October 8, 1999 announcing the resignation of KPMG Peat Marwick LLP as the Company's accountants.

           Form 8-K /A filed on October 14, 1999 amending the Form 8-K filed on October 8, 1999 concerning KPMG Peat Marwick LLP

 (c)       Exhibits

EXHIBIT NO.

3.1 Articles of Incorporation (filed as Exhibit 3.3 to the Company's 1989 10-K Report and incorporated herein by this reference).

3.2 Amendment to Articles of Incorporation, dated September 8, 1992 (filed as Exhibit 3.3 to the Company's 1995 10-K/A Report filed on June 3, 1996 and incorporated herein by this reference).

3.3           Bylaws adopted April 25, 1990, as amended July 25, 1990 (filed as
              Exhibit 3.2 to the Company's 1995 10-K/A Report filed on June 3, 1996 and incorporated herein by this reference).

4.1 Warrant to purchase 100,000 shares of Common Stock dated 12-31-92, issued to Robert H. Leshner (filed as Exhibit 4.1 in the Company's 1992 10-K Report and incorporated herein by this reference).

4.2 Warrant to purchase 12,500 shares of Common Stock dated 12-31-92 issued to Andrew E. Haas. (Filed as Exhibit 4.2 in the Company's 1998 Form 10-K and incorporated herein by this reference)

4.3 Warrant to purchase 12,500 shares of Common Stock dated 12-31-92, issued to Curtis Swindall. (Filed as Exhibit 4.1 in the Company's 1992 10-K Report and incorporated herein by this reference).

10.1* Indemnity Agreement entered into with directors and certain officers dated October 25, 1989 (filed as Exhibit 10.11 to the Company's 1995 10-K/A Report filed on June 3, 1996 and incorporated herein by this reference).

10.2* 1990 Stock Option Plan (filed as Exhibit 28.A in the Company's 1990 10-K Report on Form 8, Amendment No. 1 dated April 29, 1991 and incorporated herein by this reference).

10.3* 1992 Stock Option Plan (filed as Exhibit A in the Company's 1992 Proxy Statement and incorporated herein by this reference).

10.4* 1998 Stock Option Plan (filed as an Exhibit "A" to the Company's 1998 Proxy Statement and incorporated herein by this reference).

10.5* Stock repurchase agreement (filed as Exhibit 10.1 in Form 8-K, dated December 18, 1990 and incorporated herein by this reference).

10.6 Consulting Agreement dated as of August 12, 1996 between Bancorp, First Professional Bank, N.A. and Network Health Financial Services, Inc. (filed as Exhibit 10.6 to the Company's 1996 Form 10-K Report and incorporated herein by this reference).

10.7 Amendment No. 1 to Consulting Agreement dated as of August 12, 1996 between Professional Bancorp, Inc., First Professional Bank, N.A. and Network Health Financial Services, Inc. (Filed as Exhibit
              10.7 in the Company's 1998 Form 10-K and Incorporated herein by reference.)

10.8* Salary Continuation Agreement entered into between the Bank and Joel W. Kovner dated May 1, 1992 (filed as Exhibit 10.25 to the Company's 1992 10-K Report and incorporated herein by this reference).

10.9 Settlement Agreement dated as of July 8, 1996 among Bancorp, the Bank, the Shareholders Protective Committee and certain officers and directors (filed as Exhibit 1 to the Company's Form 8-K filed July 22, 1996 and incorporated herein by this reference).

10.10 Lease for premises at 606 Broadway, Santa Monica, California (filed as Exhibit 10(a) to the Company's Registration Statement on Form S-1, File No. 2-76371 filed March 8, 1982 and incorporated herein by this reference).

10.11 Lease for premises at 520 Broadway, Santa Monica, California (filed as Exhibit 10.5 in the Company's 1983 10-K Report and incorporated herein by this reference).

10.12 Lease for premises at 8600 West 3rd Street, Suite #1, Los Angeles, California (filed as Exhibit 10.6 in the Company's 1983 10-K Report and incorporated herein by this reference.

10.13 Lease for second floor premises and extension of lease of entire premises at 606 Broadway, Santa Monica, California (filed as
              Exhibit 10.8 in the Company's 1984 10-K Report and incorporated herein by this reference).

10.14 Lease for premises at 9629 Brighton Way, Beverly Hills, California (filed as Exhibit 10.9 in the Company's 1984 10-K Report and incorporated herein by this reference).

10.15 Lease for premises at 5525 Etiwanda Street, Tarzana, California (filed as Exhibit 10.8 in the Company's 1986 10-K Report and incorporated herein by this reference).

10.16 Lease for premises at 55 E. California, Pasadena, California (filed as Exhibit 10.65 in the Company's 1991 10-K Report and incorporated herein by this reference).

10.17 Lease for premises at 10 North 5th Street, Redlands, California, (filed as Exhibit 10.7 in the Company's 1991 10-K Report and incorporated herein by this reference).

10.18 Lease for premises at 9900 Norwalk Boulevard, Santa Fe Springs, California, (filed as Exhibit 10.75 in the Company's 1992 10-K Report and incorporated herein by this reference).

10.19* Employment agreement dated November 1, 1999 with Larry Patapoff (filed as Exhibit 10.19 in the Company's September 30, 1999 10-Q and incorporated herein by this reference).

10.20* Employment agreement dated October 21, 1999 with Gene Gaines (filed as Exhibit 10.20 in the Company's September 30, 1999 10-Q and incorporated herein by this reference).

10.21* First amendment to Employment Agreement with Gene Gaines effective February 1, 2000.

10.22* First amendment to Employment Agreement with Larry Patapoff effective February 1, 2000

10.23         Regulatory Agreement with OCC dated March 22, 2000

10.24 Key Employee Incentive Agreement between the Bank and Nancy Ferretti-Foster dated December 21, 2000.

10.25 Key Employee Incentive Agreement between the Bank and Sharon Schmidt dated December 21, 1999

11            Statement Computation of Earnings Per Share -
              Incorporated by reference to Item 8 - Financial Statement.

21 Subsidiaries of the Registrant (filed as Exhibit in the Company's 1986 10-K Report and incorporated herein by this reference).

23.1          Consent of Moss Adams LLP

23.2          Consent of KPMG LLP

27            Financial Data Schedule


*Identified as a management contract or compensatory agreement.

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


Date:      March 30,2000                PROFESSIONAL BANCORP, INC.
                                        (Registrant)

                                        By: /s/Larry Patapoff

                                        Larry Patapoff, Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf the registrant and in the capacities and on the dates indicated.


SIGNATURE                                 TITLE                       DATE

 /S/ RICHARD A. BERGER                    Director                March 30, 2000
--------------------------
Richard A. Berger

/S/ RONALD L. KATZ, M.D.                  Director                March 30, 2000
------------------------
Ronald L. Katz, M.D.

 /S/ LYNN O. POULSON, J.D.                Director                March 30, 2000
-----------------------------
Lynn O. Poulson, J.D.                     Secretary

/S/ GENE F. GAINES                        Chairman of the Board,
                                          Chief Executive
-------------------------
Gene Gaines                               Officer, Director       March 30, 2000

/S/ ROBERT J. MARGOLIS, M.D.              Director                March 30, 2000
 ---------------------------
Robert J. Margolis, M.D.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                             ---

Independent Auditors' Report - Moss Adams LLP.................................69
Independent Auditors' Report - KPMG LLP ......................................70

Consolidated Financial Statements of Professional Bancorp, Inc.
      Consolidated Balance Sheets.............................................71
                                                                              --
      Consolidated Statements of Operations and Comprehensive Income (Loss)...72
                                                                              --
      Consolidated Statements of Changes in Shareholders' Equity..............73
                                                                              --
      Consolidated Statements of Cash Flows...................................74
                                                                              --
      Notes to Consolidated Financial Statements..............................75
                                                                              --

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Professional Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Professional Bancorp, Inc. and Subsidiary as of December 31, 1999 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Professional Bancorp, Inc. and Subsidiary as of December 31, 1999 and the consolidated results of their operations and cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.






MOSS ADAMS LLP


Los Angeles, California
January 28, 2000 except for
Note 8 as to which the date
is February 1, 2000 and
Note 11 as to which the date
is March 22, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Professional Bancorp, Inc.:

           We have audited the accompanying consolidated balance sheet of Professional Bancorp, Inc. (a Pennsylvania corporation) and subsidiary as of December 31, 1998 and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Bancorp, Inc. and subsidiary as of December 31, 1998 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                    KPMG LLP

Los Angeles, California
April 19, 1999

                    PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,                DECEMBER 31,
                                                                       NOTES                 1999                        1998
                                                                       -----                 ----                        ----

ASSETS Cash and due from banks:
     Noninterest-bearing                                                 2             $   15,721,372             $    20,992,183
     Interest-bearing                                                                         697,430                     572,519
Federal funds sold
                                                                                           27,000,000                  10,400,000
                                                                                       --------------              --------------
Cash and cash equivalents                                                                  43,418,802                  31,964,702

Securities available-for-sale (cost of $48,187,000 and                   3
     $81,369,000 in 1999 and 1998, respectively)                                           45,524,729                  80,891,072
Securities held-to-maturity (fair value of $17,901,000                   3
     and $24,135,000 in 1999 and 1998, respectively)                                       18,199,500                  24,080,592
Loans (net of allowance for loan losses of $5,873,000
     and $2,200,000 in 1999 and 1998, respectively)                    4, 10              156,484,089                 115,518,693
Premises and equipment, net                                              5                  1,151,919                   1,390,128
Deferred tax asset                                                       7                  2,843,726                   1,242,748
Accrued interest receivable and other assets
                                                                                            5,866,918                   4,613,504
                                                                                      ---------------             ---------------
                                                                                      $   273,489,683             $   259,701,439
                                                                                      ===============             ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:                                                                6
     Demand, noninterest-bearing                                                      $   109,560,458             $   109,421,629
     Demand, interest-bearing                                                              16,033,189                  16,710,541
     Savings and money market                                                              84,783,194                  75,500,642
     Time deposits
                                                                                           45,651,235                  28,947,934
                                                                                   -------------------        --------------------
Total deposits                                                                            256,028,076                 230,580,746

Convertible notes                                                       12                    679,000                   1,116,000
Accrued interest payable and other liabilities                           7
                                                                                            1,914,639                   2,683,582
                                                                                   -------------------        --------------------
Total liabilities                                                                         258,621,715                 234,380,328
                                                                                   -------------------      ----------------------

Commitments and contingent liabilities                                   9

SHAREHOLDERS' EQUITY:                                                  8, 11
Common stock, $.008 par value; 12,500,000 shares
     authorized; 2,100,221 and 2,065,811 issued
     and 2,030,754 and 1,996,344 outstanding in 1999 and 1998,
     respectively                                                                     $     16,801                  $      16,526
Additional paid-in-capital                                                              21,271,477                     20,873,603
Retained earnings (accumulated deficit)                                                 (3,221,239)                      5,239,275
Treasury stock, at cost (69,467  shares in 1999                                           (537,251)                      (537,251)
    and 1998)
Accumulated other comprehensive loss                                    3               (2,661,820)                      (271,042)
                                                                                   -------------------        --------------------
Total shareholders' equity
                                                                                         14,867,968                     25,321,111
                                                                                   -------------------        --------------------
                                                                                    $   273,489,683                $   259,701,439
                                                                                    ===============                ===============




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       PROFESSIONAL BANCORP AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                            YEARS ENDED DECEMBER 31,




                                                          NOTES              1999                 1998                  1997
                                                          -----
                                                                       -----------------    ------------------   -------------------
INTEREST INCOME
Loans                                                       4             $  12,762,486         $  10,264,651         $   9,686,133
Securities                                                  3                 4,374,644             4,890,065             5,834,456
Federal funds sold and securities purchased
     under agreements to resell                                               1,109,345             1,773,156             1,159,971
Interest-bearing deposits in other banks                                         48,863                20,550                28,779
                                                                       -----------------    ------------------   -------------------
TOTAL INTEREST INCOME                                                        18,295,338            16,948,422            16,709,339
                                                                       -----------------    ------------------   -------------------

INTEREST EXPENSE
Deposits                                                    6                 3,258,697             3,373,818             3,336,954
Convertible notes                                                                45,855               252,882               473,619
Federal funds purchased and securities
     sold under agreements to repurchase                                        108,737                 3,055                15,807
                                                                       -----------------    ------------------   -------------------
TOTAL INTEREST EXPENSE                                                        3,413,289             3,629,755             3,826,380
                                                                       -----------------    ------------------   -------------------
NET INTEREST INCOME                                                          14,882,049            13,318,667            12,882,959
Provision for loan losses                                   4                13,992,636               405,829               180,000
                                                                       -----------------    ------------------   -------------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                              889,413            12,912,838            12,702,959
                                                                       -----------------    ------------------   -------------------

OTHER OPERATING INCOME
Net gain (loss) on sale of securities available-for-sale    3                    39,610               (5,640)                     -
Merchant discount                                                               290,913               207,572               272,763
Mortgage brokering  fees                                                         34,412               162,811               105,660
Service charges on deposits                                                     940,041               918,354               791,247
Other income                                                                    547,336               452,043               622,964
                                                                       -----------------    ------------------   -------------------
TOTAL OTHER OPERATING INCOME                                                  1,852,312             1,735,140             1,792,634
                                                                       -----------------    ------------------   -------------------

OTHER OPERATING EXPENSES
Salaries and employee benefits                                                6,544,938             5,987,476             5,803,575
Occupancy                                                                     1,498,062             1,438,988             1,481,016
Legal fees, net of legal settlement                                           1,067,627               394,908             (105,834)
Furniture and equipment                                                         827,984               810,920               828,845
Professional services                                       10                1,462,935             1,145,885             1,346,273
Strategic planning and investor relations                                        60,404               147,743               375,086
FDIC assessment                                                                  55,927                24,951                27,063
Office supplies                                                                 287,131               237,273               226,620
Other assessment                                                                176,097               189,556               224,613
Telephone                                                                       298,165               287,849               272,692
Audit, accounting and examinations                                              340,365               188,733               131,603
Postage                                                                         145,161               160,151               150,353
Messenger service                                                                55,101                33,615                70,692
Imprinted checks                                                                  9,538                42,709                90,939
Donations                                                                       128,794                93,900               101,427
Meetings and business developments                                              211,458               191,026               163,488
Other expense                                                                 1,130,428               851,043               936,317
                                                                       -----------------    ------------------   -------------------
TOTAL OTHER OPERATING EXPENSES                                               14,300,115            12,226,726            12,124,768
                                                                       -----------------    ------------------   -------------------

Earnings (loss) before taxes                                               (11,558,390)             2,421,252             2,370,825
Provision (benefit) for income taxes                             7          (3,198,627)               989,653               892,300
                                                                       -----------------    ------------------   -------------------
NET EARNINGS (LOSS)                                                         (8,359,763)             1,431,599             1,478,525
Unrealized gain (loss) on securities available-for-sale,
   net of tax                                                               (2,390,778)               (17,722)               171,134
 Reclassification adjustment, net of tax                                         ---                   10,489                  ---
                                                                          -----------                --------               -------
 Comprehensive income(loss)                                              $  (10,750,541)        $   1,424,366        $    1,649,659
                                                                       ================      ================     =================


EARNINGS (LOSS) PER SHARE
    Basic                                                        1     $       (4.15)       $           0.81      $          1.10
    Diluted                                                      1             (4.15)(a)    $           0.74      $          0.97
(a) No effect has been given to dilutive securities because the impact is anti-dilutive.



          See accompanying notes to consolidated financial statements.




                    PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                                                                        RETAINED                   ACCUMULATED
                                                                      ADDITIONAL     EARNINGS                      OTHER
                                            COMMON         STOCK       PAID-IN     (ACCUMULATED    TREASURY    COMPREHENSIVE
                                         --------------------------
                                            SHARES         AMOUNT      CAPITAL       DEFICIT)       STOCK      INCOME (LOSS)   TOTAL
                                         -------------------------------------------------------------------------------------------

Balance, December 31, 1996               $ 1,341,316  $ 11,286      $12,488,001  $   2,514,501 $ (537,251)   (434,943)   $14,041,594

Conversion of notes (Note 12)
                                             14,174      113           158,433            -         -                -       158,546
Exercise of stock options (Note 8)
                                             1,732       14             13,340             -         -                -       13,354
Change in net unrealized holding
 gain on securities available-for-sale
  net of Tax benefit of $64,346                -           -             -             -         -             171,134       171,134
Net earnings                                   -           -             -          1,478,525         -                -   1,478,525
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 1997                1,357,222      11,413     12,659,774       3,993,026    (537,251)     (263,809) 15,863,153

Conversion of  notes (Note 12)              334,494       2,676      3,798,376             -         -                -    3,801,052
Issuance of cash dividend                         -           -             -        (185,350)         -                -  (185,350)
Exercise of  stock options (Note 8)         304,628       2,437      3,791,926             -         -                -    3,794,363
Tax benefit on stock options exercised            -           -        561,344             -         -                -      561,344
Forfeited interest on conversion of
   Convertible notes                              -           -         62,183             -         -                -       62,183
Change in net unrealized holding loss
   on securities available-for-sale net
of tax                                            -           -             -             -         -          (7,233)       (7,233)
   Benefit $12,190
Net earnings                                      -           -             -       1,431,599         -                -   1,431,599
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 1998                  1,996,344     16,526    20,873,603     5,239,275      (537,251)     (271,042) 25,321,111



Conversion of Notes (Note 12)                34,410         275        397,874             -         -                -      398,149
Cash Dividends                                       -           -          -     (100,751)         -                -     (100,751)
Change in net unrealized holding loss
    on securities available-for-sale net
of tax benefit of $975,000 which has been            -           -          -             -         -      (2,390,778)  (2,390,778)
    fully reserved
Net Loss                                             -            -          -     (8,359,763)         -         -       (8,359,763)
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 1999                   2,030,754  $ 16,801   $  21,271,477 $ (3,221,239)$(537,251)   $  (2,661,820)$14,867,968
                                         ===========================================================================================




          See accompanying notes to consolidated financial statements.




                         PROFESSIONAL BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                               YEARS ENDED DECEMBER 31,

                                                                   1999                      1998               1997
                                                                   ----             -        -----              ----
Cash flows from operating activities:
   Net earnings (loss)                                            $   (8,359,763)          $      1,431,599    $      1,478,525
   Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                       584,440
                                                                                                   590,804             563,171
     Provision for loan losses                                        13,992,636                                       180,000
                                                                                                   405,829
     Loss on  sale of securities available-for-sale                       39,610                     5,640                   -
     Amortization of convertible note expense                                  -
                                                                                                    69,019             103,495
     Deferred taxes                                                  (1,600,978)                    19,553           1,919,341
     Accrued interest receivable
        and other assets                                             (1,253,414)                 (197,390)
                                                                                                                       810,887
      Accrued interest payable and other liabilities                   (807,794)                   243,364           (288,120)
     Net amortization of premiums and discounts
        on securities held-to-maturity                                  (37,113)                                       262,390
                                                                                                   332,861
     Net amortization of premiums and discounts
        on securities available-for-sale
                                                                        (30,321)                  318,562             263,101
                                                                        --------                  --------            -------
   Net cash from operating activities
                                                                       2,662,171                 3,219,841          5,292,790
                                                                       ---------                 ---------          ---------

Cash flows from investing activities:
Proceeds from:
    Maturities of securities held-to-maturity                                  -                   500,000
                                                                                                                     3,000,000
    Maturities of securities available-for-sale                                -                                     4,000,000
                                                                                                 8,550,000
Principal payments and maturities of:
    Mortgage-backed securities held-to-maturity                        5,638,016                                     6,501,551
                                                                                                 9,746,919
    Mortgage-backed securities available-for-sale                      7,270,175                13,155,115           8,404,884
Sales of securities available-for-sale                                27,299,512                15,331,685                   -
Purchases of:
    Securities held-to-maturity                                                -                         -
                                                                                                                   (2,991,950)
    Securities available-for-sale                                    (1,458,090)              (65,147,023)        (10,587,422)
    Mortgage-backed securities held-to-maturity                                -                         -                   -
  Net (increase) decrease in loans                                  (54,958,032)              (12,024,440)
                                                                                                                  (13,320,921)
  Purchases of bank premises and equipment, net
                                                                       (346,231)                 (433,161)           (499,460)
                                                                       ---------                 ---------           ---------
  Net cash from investing activities
                                                                   (16,554,650))              (30,320,905)        (5,493,318)
                                                                   -------------              ------------        -----------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits
     and savings accounts                                              8,744,029                 (300,917)
                                                                                                                   (8,020,242)
  Net increase (decrease) in time certificates of deposit             16,703,301                 1,417,999         (3,792,842)
  Proceeds from exercise of stock options                                      -                                        13,354
                                                                                                 3,794,364
  Cash dividends paid
                                                                       (100,751)                 (185,350)                   -
                                                                       ---------                 ---------                   -
Net cash from financing activities
                                                                      25,346,579                 4,726,096        (11,799,730)
                                                                      ----------                 ---------        ------------

Net (decrease) increase in cash and cash equivalents                  11,454,100              (22,374,968)        (12,000,308)

Cash and cash equivalents, beginning of year
                                                                      31,964,702               54,339,670          66,339,978
                                                                      ----------               -----------         ----------

Cash and cash equivalents, end of year                           $    43,418,802        $      31,964,702   $      54,339,670
                                                                 ===============    =   ==================  =================

Supplemental disclosure of cash flow information
  Cash paid during the year for:
     Interest                                                     $    3,388,000            $    3,687,607      $    3,907,889
     Income taxes                                                      1,120,000                   187,000             523,009
Non-cash investing and financial activities:
     Unrealized losses on securities
          available-for-sale                                           2,390,778                    30,330             309,059
     Conversion of notes (see Note 12)                                   398,149                 3,801,052             158,546
     Tax benefit on stock options exercised                                    -                   561,344                   -
     Forfeited interest on conversion of convertible notes                      -                    62,183                   -




           See accompanying notes to consolidated financial statements

                    PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Professional Bancorp, Inc. and its subsidiary (collectively the "Company") are engaged in the general commercial banking business and provide a wide range of commercial banking services primarily directed towards meeting the financial needs of the medical services community and other distinct non-medical service organizations. Services include those traditionally offered by commercial banks such as checking and savings accounts; time certificates of deposit; and commercial, consumer/installment, home equity and short-term real estate loans, with an emphasis on cash flow lending. The service area of the Company consists of the California counties of Los Angeles, Orange, Riverside, San Bernardino and Ventura with a full-service office at its Santa Monica headquarters and four full-service branches located in Beverly Hills, Tarzana, Pasadena and Redlands.

         The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The preparation of these financial statements requires management to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The allowance for loan losses and the deferred tax asset are material estimates subject to change.

         CONSOLIDATION

         The consolidated financial statements include the accounts of Professional Bancorp, Inc. (the "Company") and its wholly owned subsidiary, First Professional Bank, N.A. (the "Bank") and Professional Bancorp Mortgage, Inc. (PBMI) a majority owned subsidiary of the Bank. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires the disclosure of the fair value of financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate the value. A significant portion of the Bank's assets and liabilities are financial instruments as defined under SFAS 107. Fair values, estimates and assumptions are set forth in Note 14, Fair Value of Financial Instruments.

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

         Securities held-to-maturity are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading securities are carried at fair value and are recorded as of their trade dates. Gains or losses on trading securities, both realized and unrealized, are recognized currently in income. As of December 31, 1999, the Company does not have, nor contemplates having, any securities classified as trading securities. Securities classified as available-for-sale are recorded at fair value with any unrealized gains or losses, reflected as an addition or reduction of accumulated other comprehensive income, net of tax, as a separate component of shareholders' equity. Unrealized losses on securities, reflecting a decline in value judged to be other than temporary, are charged to income in the consolidated statements of operations.

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

         SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Bank purchases securities under agreements to resell and sells securities under agreements to repurchase. The agreements have a duration of one business day and are fully collateralized. Securities purchased under resale agreements are recorded as short-term investments, while securities sold under repurchase agreements are recorded as short-term obligations. At December 31, 1999 and 1998, the Bank had no such agreements outstanding.

         DERIVATIVES

         The Bank may enter into interest rate exchange agreements and cap and floor agreements for protection against future fluctuations in the interest rates of specifically identified assets or liabilities. Interest rate swap agreements are for the purpose of synthetically altering the interest rates on a portion of the Bank's super NOW and money market accounts. Interest rate floor agreements are used to reduce the potential impact of lower interest rates which would reduce the interest income on loans and on certain securities. Interest rate cap agreements are used to reduce the potential impact of rising interest rates which would reduce the interest income on certain securities. Interest rate swap agreements and interest rate cap and floor agreements are accounted for as hedges. Gains or losses on the sales of such agreements are deferred and transferred into interest income or expense over the maturity period of the agreement. Net interest income (expense) resulting from the differential between interest rate exchange payments is recorded on a current basis. Premiums paid for purchased interest rate cap and floor agreements are amortized on a straight-line basis to interest expense over the terms of the agreements. Unamortized premiums are included in other assets in the consolidated financial statements. Amounts receivable under cap and floor agreements are recorded as an increase to interest income.

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

         The allowance for loan losses is maintained at a level considered adequate by management to provide for loan losses. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. Management, in determining the adequacy of the allowance for loan losses, takes into consideration (1) loan loss experience, (2) collateral values, (3) changes in the loan portfolio, (4) an assessment of the effect of current and anticipated economic conditions on the loan portfolio, and (5) examinations conducted by Bank regulatory agencies. While management believes the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, there exists the risk of losses which cannot be precisely quantified. Because this risk is continually changing in response to factors beyond the control of the Bank, such as the state of the economy, management's judgment as to the adequacy of the allowance for loan losses is necessarily an estimate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to record additions to the allowance based on their judgments of information available to them at the time of their examination.

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

         For loans classified as nonaccrual and troubled debt restructurings, specific valuation allowances are established for the difference between the loan amount and the fair value of collateral less estimated selling costs. Impaired loans which are performing under their contractual terms are reported as performing loans and cash payments are allocated to principal and interest in accordance with the terms of the loan.

         PREMISES AND EQUIPMENT, NET

         Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on furniture, fixtures, and equipment is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are capitalized and amortized over the lease term or estimated useful lives of the improvements, whichever is shorter, using the straight-line method.

         AMORTIZATION OF CONVERTIBLE NOTE EXPENSES

         Expenses associated with the convertible note offering in 1994 are being amortized on a straight-line basis over the 10 year term of the note.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         EARNINGS (LOSS) PER SHARE

         Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

           COMPREHENSIVE INCOME

         Comprehensive income consists of net earnings (loss) and net unrealized gains (losses) on securities and is presented in the consolidated statements of operations and comprehensive income.

         STOCK OPTION PLAN

         As permitted by SFAS 123, Accounting for Stock-Based Compensation, the Company continues to apply APB Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. SFAS 123 requires disclosure of the proforma effect on income, as if the Company had adopted SFAS 123, which is disclosed in Note 8.

         401(K) SAVINGS PLAN

         The Bank has a 401(k) savings plan in effect for substantially all of its full-time employees who have completed one year of continuous service. Employee contributions under the plan are matched by the Bank up to a maximum of 3.0% of the employee's annual salary for 1999, 1998and 1997. Salaries and employee benefits expense includes $114,700, $95,100, and $71,700 for 1999, 1998, and 1997, respectively, related to the Bank's contributions.

         YEAR 2000 (UNAUDITED)

           The Year 2000 issue presented a very real and significant challenge to the Company, along with the entire financial services industry. This problem had the potential to affect a wide range of systems and equipment, including software and hardware, utilities, communications platforms and devices, and facilities. The Year 2000 issue is the result of computer programs being written using two digits rather than four to represent the calendar year.

           Software so developed and not corrected could have produced inaccurate or unpredictable results when dates change in the year 2000. Such occurrences could have had a material adverse effect on the Company's financial condition, results of operations, or business as the Company, like most financial organizations, was significantly subject to the potential Year 2000 issues due to the nature of financial information. Management had successfully developed and implemented a Year 2000 Preparedness Plan. There is no known impact on the Company related to the Year 2000 issue.

           RECENT ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. During 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133 and Amendment to SFAS 133", which amends certain provisions of SFAS 133 and extends the initial effective date.

         These standards require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, and unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction.

           Under these statements, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. These statements are effective for the Company on July 1, 2000. Management is in the process of determining what effect, if any, adoption of this statement will have on the financial position or results of operations of the Company.

           In October 1998, FASB issued SFAS 134,"Accounting for
Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of SFAS 65." Under SFAS 134, after the securitization of a mortgage loan held for sale, retained mortgage-backed securities shall be classified in accordance with the provisions of Statement 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and enterprises may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place when the Statement is initially applied. The adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.

         During 1999, the FASB issued SFAS 135, Rescission of SFAS 75 and Technical Corrections, SFAS No. 136, "Transfer of Assets to a Not-For-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." Management does not believe either of these statements will have a significant impact on the financial position or results of operations of the Company.

NOTE 2 - RESTRICTED CASH BALANCES

         Aggregate cash balances in the form of deposits with the Federal Reserve Bank of approximately $8,098,000 and $5,661,000 were maintained to satisfy federal regulatory requirements at December 31, 1999 and 1998, respectively.

NOTE 3 - INVESTMENT SECURITIES

         The amortized cost and fair value of securities available-for-sale are as follows:

                                                                                        DECEMBER 31, 1999
                                             ---------------------------------------------------------------------------------------
                                                                   GROSS             GROSS                                NET
                                               AMORTIZED         UNREALIZED        UNREALIZED           FAIR            REALIZED
(in thousands)                                    COST              GAIN              LOSS             VALUE          GAIN (LOSS)
                                                  ----              ----              ----             -----          -----------

U.S. Government agency and
   mortgage-backed securities                     $  37,393          $      -          $  1,924         $  35,469           $    40
Small Business Administration securities                647                 -                16               631                 -
Municipal securities                                  2,551                 -               173             2,378                 -
Federal Reserve Bank Stock                              439                 -                 -               439                 -
Collateralized mortgage obligations
                                                      7,157               -                 549             6,608                 -
                                                      -----               ---               ---             -----                 -
        Total                                      $ 48,187           $     -                            $ 45,525           $    40
                                                   ========           =======    =========               ========           =======
                                                                                         $2,662

                                                                               DECEMBER 31, 1998
                                             ---------------------------------------------------------------------------------------
                                                                   GROSS             GROSS                                NET
                                               AMORTIZED         UNREALIZED        UNREALIZED           FAIR            REALIZED
(in thousands)                                    COST              GAIN              LOSS             VALUE          GAIN (LOSS)
                                                  ----              ----              ----             -----          -----------

U.S. Government agency and
   mortgage-backed securities                      $ 68,487           $   153           $   514          $                 $    (6)
                                                                                                           68,126
Small Business Administration securities                858                                                   852
                                                                            1                 7                                   -
Municipal securities                                  2,551                 3                 8             2,546                 -
Federal Reserve Bank Stock                              439                 -                 -               439                 -
Collateralized mortgage obligations                  9,034                                                 8,928
                                             ------  ------    ------------------------------      ------  -----
                                                                           -               106                                   -
                                                                           --              ----                                  -
        Total                                     $ 81,369           $   157           $   635          $ 80,891       $     (6)
                                             =    =========    =     ========    =     ========    =    =========      =========


         During the year ended December 31, 1999 and 1998 securities available-for-sale were sold for aggregate proceeds of $27,300,000 and $15,337,000, respectively. These sales resulted in net realized gains and losses of $96,000 and ($56,000) in 1999 and $12,000 and ($18,000) in 1998. There were no sales of securities available-for-sale related gross realized gains or losses during 1997.

         The amortized cost and estimated fair value of securities available-for-sale at December 31, 1999, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                                              AMORTIZED                FAIR
                     (in thousands)                                             COST                   VALUE
                                                                          -----------------      -----------------

                     Due within one year                                         $     439                      $
                                                                                                              439
                     Due after one year through five years                               -
                                                                                                                -
                     Due after five years through ten years                          1,689
                                                                                                            1,606
                     Due after ten years
                                                                          46,059                 43,480
                                                                          -----------------------------
                               Total                                                  $                      $
                                                                           =          ====        =          =
                                                                          48,187                 45,525
                                                                          =====================  ======

         The amortized cost and fair value of securities held-to-maturity are as follows:

                                                                               DECEMBER 31, 1999
                                                      ---------------------------------------------------------------------
                                                      ------------------------------------------------------
                                                                            GROSS             GROSS
                                                        AMORTIZED         UNREALIZED        UNREALIZED           FAIR
       (in thousands)                                      COST              GAIN              LOSS             VALUE
                                                           ----              ----              ----             -----

       U.S. Government securities                          $   3,032           $    10          $     25         $   3,017
       U.S. Government agency securities                       1,750                 -                31             1,719
       U.S. Government agency
          mortgage-backed securities
                                                              13,418                 -               253            13,165
                                                              ------                 -               ---            ------
               Total                                       $  18,200           $    10          $    309         $  17,901
                                                           =========           =======          ========         =========

                                                                               DECEMBER 31, 1998
                                                      ---------------------------------------------------------------------
                                                      ------------------------------------------------------
                                                                            GROSS             GROSS
                                                        AMORTIZED         UNREALIZED        UNREALIZED           FAIR
       (in thousands)                                      COST              GAIN              LOSS             VALUE
                                                           ----              ----              ----             -----

       U.S. Government securities                           $  3,043           $   151                 -          $  3,194
       U.S. Government agency securities                       2,250                21                 -             2,271
       U.S. Government agency
          mortgage-backed securities                       $  18,788                                             $  18,670
                                                           ---------    ----------------- -------------          ---------
                                                                                     1               119
                                                                                     -               ---
               Total                                       $  24,081           $   173           $   119         $  24,135
                                                           =========           =======           =======         =========

         The amortized cost and estimated fair value of securities held-to-maturity at December 31, 1999 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                                  AMORTIZED               FAIR
                        (in thousands)                                               COST                VALUE
                                                                                     ----                -----

                        Due after one year through five years                                $                    $
                                                                                         5,135                5,087
                        Due after five years through ten years                           9,037                8,794
                        Due after ten years
                                                                                         4,028           4,020
                                                                                         -----           -----
                                Total                                                      $                    $
                                                                                =          ===       =          =
                                                                                18,200               17,901
                                                                                ===================  ======

         There were no trading securities during 1999 and 1998.

           During 1999, the highest daily balance and the average balance for the securities was $105,470,000 and $74,349,000, respectively. During 1998, the highest daily outstanding balance and average balance for the securities was $107,941,000 and $83,900,000, respectively.

         PLEDGED SECURITIES

         U.S. Treasury securities with a carrying value of approximately $3,032,000 and $3,043,000 were pledged to secure treasury tax and loan deposits as required by law at December 31, 1999 and 1998, respectively.

NOTE 4 - LOANS AND THE RELATED ALLOWANCE FOR LOAN LOSSES

         A summary of the major components of loans outstanding at December 31, 1999 and 1998 is as follows:

               (in thousands)                                                          1999                  1998
                                                                                       ----                  ----

               Commercial loans                                                        $ 124,403             $  93,952
               Real estate secured commercial loans                                       27,538                11,698
               Equity lines of credit                                                      4,330                 5,931
               Other lines of credit                                                       4,689                 4,817
               Installment loans                                                           1,608                 1,482
               Lease financing
                                                                                               -                    32
                                                                                               -                    --
                         Gross Loans                                                     162,568               117,912
               Less:
                   Allowance for loan losses                                             (5,873)               (2,200)
                   Deferred loan fees, net
                                                                                           (211)                 (193)
                                                                                           -----                 -----
               Loans, net                                                              $ 156,484              $115,519
                                                                                       =========              ========
               The composition of gross loans outstanding
               between fixed and variable is as follows:
               Fixed rate                                                              $  42,194              $ 16,734
               Variable rate                                                             120,374               101,178
                                                                                  ------ -------        ------ -------
                         Total                                                         $ 162,568              $117,912
                                                                                       =========              ========


         The following table provides information with respect to the Company's past due loans.

                                                                                           DECEMBER 31,
                        (in thousands)                                               1999                 1998
                                                                                     ----                 ----

                        Loans 90 days or more past due
                             and still accruing                                              $               $  100
                                                                                         2,891
                        Nonaccrual loans                                                                     1,359
                                                                                --------             ------  -----
                                                                                8,412
                        Total past due loans                                                $              $ 1,459
                                                                                            ==       =     =======
                                                                                11,303

           Total accrued interest on loans 90 days past due and still accruing was $18,000 at December 31, 1999 and the Company had no accrued interest due on loans 90 days past due at December 31, 1998.

         The effect of nonaccrual loans on interest income for the years 1999 and 1998 is presented below:

(in thousands) 1999 1998 ----
----

                    Contractual interest due                                         $   804       $   126
                    Interest recognized
                                                                              338                       90
                                                                              --------------            --
                    Net interest foregone                                            $   466        $   36
                                                                                     =======        ======


           The Company had approximately $8,708,000 in impaired loans as of December 31, 1999. The carrying value of impaired loans for which there is a related allowance for loan losses was $414,000, with the amount of specific allowance for loan losses allocated to these loans of $134,000. There were $8,294,000 in impaired loans for which there was no related specific allowance for loan losses. The average recorded investment in impaired loans during 1999 was $4,436,000 and there was no income recorded utilizing either the cash basis or accrual basis method of accounting. Impaired loans at December 31, 1999, included $8,412,000 of nonaccrual loans.

         The Company had approximately $1,836,000 in impaired loans as of December 31, 1998. The carrying value of impaired loans for which there is a related allowance for loan losses was $153,000, with the amount of specific allowance for loan losses allocated to these loans of $41,000. There was $1,683,000 in impaired loans for which there was no related specific allowance for loan losses. The average recorded investment in impaired loans during 1998 was $1,131,085 and there was no income recorded utilizing either the cash basis or accrual basis method of accounting. Impaired loans at December 31, 1998, included $1,359,000 of nonaccrual loans.

         The Company had approximately $1,199,000 in impaired loans as of December 31, 1997. The carrying value of impaired loans for which there is a related allowance for loan losses was $234,000, with the amount of specific allowance for loan losses allocated to these loans of $80,000. There was $965,000 in impaired loans for which there was no related specific allowance for loan losses. The average recorded investment in impaired loans during 1997 was $1,342,000 and there was no income recorded utilizing either the cash basis or accrual basis method of accounting. Impaired loans at December, 1997, included $877,000 of nonaccrual loans.


         A summary of the activity within the allowance for loan losses is as follows:

            (in thousands)                                                          1999           1998           1997
                                                                                    ----           ----           ----

            Balance, beginning of year                                              $ 2,200        $ 1,802         $ 2,253
                 Provision for loan losses                                           13,992            406
                                                                                                                       180
                 Loans charged-off                                                 (10,452)          (269)           (882)
                 Recoveries on loans previously charged-off                             133
                                                                                 ----------
                                                                                                       261            251
                                                                                                       ---            ---
            Balance, end of year                                                    $ 5,873         $2,200        $ 1,802
                                                                                    =======         ======     =  =======


         The Company's commercial loans as of December 31, 1999 and 1998 are partially secured by the following collateral:

         (in thousands)                                                                       1999               1998
                                                                                              ----               ----

         Stock                                                                          $         4,140   $           3,395
         Cash                                                                                    14,901               2,504
         Furniture, equipment and/or accounts receivables                                        81,584              65,314
         Unsecured, real estate, automobiles, or assignment
            of life insurance                                                                    23,778              22,739
                                                                                          --------------    ----------------
                                                                                          --------------    ----------------
         Total                                                                          $                 $          93,952

                                                                                 =====             =======  ======
                                                                                          124,403

NOTE 5 - PREMISES AND EQUIPMENT

         A summary of the major components of premises and equipment at December 31, 1999 and 1998 is as follows:

(in thousands)                                                                               1999                      1998
                                                                                       ------------------       -------------------
                                                                                       ------------------       -------------------

Furniture, fixtures and equipment                                                              $   3,829                 $   3,498
Leasehold improvements                                                                             1,477                     1,470
                                                                                       ----------- -----        ------------ -----
         Total premises and equipment, at cost                                                     5,306                     4,968
Less accumulated depreciation and amortization                                                   (4,154)                   (3,578)
                                                                                       --------- -------        ---------  -------
         Net premises and equipment                                                            $   1,152                 $   1,390

                                                                                               =========                 =========

         Depreciation and amortization expense related to premises and equipment was approximately $584,000, $591,000 and $563,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 6 - DEPOSITS AND SHORT-TERM BORROWINGS

         A summary of time certificates of deposit outstanding at December 31, 1999 and 1998 is as follows:

    (in thousands)                                                                         1999                      1998
                                                                                     ------------------        ------------------
                                                                                     ------------------        ------------------

    Time certificates of deposit under $100,000                                              $   7,222                 $   8,625
    Time certificates of deposit of $100,000 and over                                           38,429                    20,323
                                                                                     -----------------         ---------  ------
              Total                                                                         $   45,651                 $  28,948
                                                                                            ==========                 =========


         Interest expense for the years ended December 31, 1999, 1998 and 1997 relating to interest-bearing deposits and other borrowings amounted to the following:

  (in thousands)                                                           1999                 1998                1997
                                                                           ----                 ----                ----

  Interest-bearing demand deposits                                       $                    $                      $  108
                                                                                101                 134
  Savings and money market deposits                                                               1,801
                                                                              1,758                                   1,821
  Time certificates of deposit under $100,000                                                       383
                                                                                289                                     391
  Time certificates of deposit of $100,000 and over                                               1,056
                                                                        -------                   -----
                                                                      1,110                                          1,017
                                                                      --------------------                           -----
            Interest expense on deposits                                                          3,374
                                                                        -------                   -----
                                                                      3,258                                          3,337
                                                                      --------------------                           -----
  Federal funds purchased and securities sold under
         agreements to repurchase                                                                     3
                                                                                109
                                                                                                                         16
  Convertible notes                                                                                 253
                                                                                                    ---
                                                                                                                       473
                                                                      ------------                                     ---
                                                                      46
                                                                      --
  Interest expense on deposits and other borrowings                      $                      $ 3,630            $ 3,826
                                                                        ===                     =======            =======
                                                                      3,413

         The Bank sells securities under agreements to repurchase. Securities sold under repurchase agreements are recorded as short-term obligations. During 1999, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $25,000,000 and $2,166,000, respectively; the average rate paid was 5.03%. During 1998, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $5,000,000 and $55,000, respectively; the average rate paid was 5.50%. During 1997, the highest daily outstanding balance and the average balance of securities sold under agreements to repurchase was $8,000,000 and $274,000, respectively; the average rate paid was 5.77%. Securities subject to repurchase agreements, are retained by the Company's custodian under written agreements that recognize the customers' interests in the securities.

NOTE 7 - INCOME TAXES

         The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 is comprised of the following:

            (in thousands)                                            1999            1998           1997
                                                                      ----            ----           ----

            Current taxes:
               Federal                                                  $ (1,533)       $   471         $   395
               State                                                        (204)
                                                                ----------  -----
                                                                                              3              8
                                                                                              -              -
               Total current taxes                                        (1,737)
                                                                -------   -------
                                                                                            474            403
                                                                                            ---            ---

            Deferred taxes (credits):
               Federal                                                    (1,170)           257
                                                                                                            248
               State                                                        (292)
                                                                ----------  -----
                                                                                            259            241
                                                                                            ---            ---
               Total deferred taxes
                                                                     (1,462)                516            489
                                                                     ------------           ---            ---

            Provision (benefit) for income taxes                        $ (3,199)       $   990        $   892
                                                                        =========       ======= =      =======

         The following summarizes the differences between the income taxes reported for financial statement purposes and income taxes at the federal statutory rate of 34%, in 1999, 1998 and 1997, respectively:

(in thousands)                                                         1999                  1998                1997
                                                                       ----                  ----                ----

Tax expense at statutory rate                                           $    (3,930)           $      827          $     806
State franchise taxes, net of federal income tax benefit                       (827)                  173                164
Valuation reserve                                                              2,444                    -                  -
Net benefit from net operating loss carry back                                 (904)                    -                  -
Other
                                                                                  18                 (10)               (78)
                                                                                  --                 ----               ----
         Provision (benefit) for income taxes                          $     (3,199)           $      990         $     892
                                                                       =============           ========== =       =========
Effective tax rate
                                                                             (27.7%)                40.9%              37.6%

                                                                             =======                =====              =====


         Included in accrued interest receivable and other assets is refundable income taxes of $1,780,000 at December 31, 1999. Included in accrued interest payable and other liabilities is current income taxes payable of $837,000 at December 31, 1998.

The components of the net deferred tax asset are as follows:

(in thousands)                                                                               1999                  1998
                                                                                             ----                  ----
Deferred tax liabilities:
   Prepaid expenses                                                                             $      211            $     211
   State taxes
                                                                                                       485                   11
                                                                                                       ---                   --
      Gross deferred tax liabilities
                                                                                                       696                  222
                                                                                                       ---                  ---

Deferred tax assets:
   Other                                                                                                82                   76
   Depreciation, leasing transactions, fixed asset gain or loss                                        251                  169
   Bad debt deductions                                                                               1,290                  377
   Deferred compensation                                                                               419                  379
   Core deposit amortization                                                                            20                   20
   Loan fee amortization                                                                                48                   48
   Accrued vacation                                                                                    148                  148
   Contributions carryforward                                                                           44                    9
   Net operating loss carryforward                                                                   2,474                   32
   OREO reserve                                                                                        112                    -
   Unrealized loss on securities available-for-sale
                                                                                                     1,095                  207
                                                                                                     -----                  ---
      Gross deferred tax assets                                                                      5,983
                                                                                                                          1,465
      Valuation Reserve                                                                            (2,444)
                                                                                             -------------
                                                                                                                              -
Net deferred tax asset                                                                         $     2,843           $    1,243

                                                                                               ===========           ==========

         The gross net operating loss carryforwards for federal and state income taxes of approximately $5,583,000 and $2,910,000 begin expiring in 2019 and 2001 respectively. During the current year, a valuation allowance of $2,444,000 was recorded to account for uncertainties related to the use of the Company's deferred tax assets to offset future income, resulting in reduced tax benefit in the year ended December 31, 1999. Management periodically review the factors that may change the amount of valuation allowance as facts and circumstances dictate. The deciding facts and circumstances causing management to establish this reserve occurred during the fourth quarter of 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all benefits related to these deductible differences.

NOTE 8 - SHAREHOLDERS' EQUITY

STOCK OPTION PLAN
-----------------

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

                                                             EXERCISE          WEIGHTED         OPTIONS          OPTIONS
                                                            PRICE ($)          AVERAGE        OUTSTANDING         VESTED
                                                       -    ----------      -  --------    -  ------------        ------

       Outstanding at December 31, 1996                    7.71 - 14.22           $                                    62,603
                                                                                10.54                 62,603

       Exercised                                               7.71
                                                                                                     (1,732)
       Canceled                                               12.92
                                                                                     12.92           (3,307)
       Granted
                                                                                                           -
       Outstanding at December 31, 1997                    7.71 - 14.22              10.54                             57,564
                                                                                                      57,564

       Exercised                                               7.71                                 (40,028)
       Canceled                                                                                            -
       Granted                                                17.00
                                                                                                       1,500
       Outstanding at December 31, 1998                    7.71 - 14.22              11.32                             19,036
                                                                                                      19,036


       Exercised                                                                                           -
       Canceled                                                 --                                         -
       Granted                                                 11.16                 11.21            41,000
       Outstanding at December 31, 1999                                                               60,036           60,036


         At December 31, 1999, there were 61,862 shares available for grant under the 1990 Plan. At December 31, 1999, stock options outstanding had 8.5 years weighted average life. Of the options outstanding at December 31, 1999 and 1998, 61,703 and 19,036, respectively, were exercisable with weighted-average prices of $11.21 and $11.32, respectively.

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



                                                             EXERCISE                  OPTIONS
                                                              PRICE                  OUTSTANDING                 VESTED
Outstanding at December 31, 1996 and 1997                 $      12.70                358,313                    358,313
                                                                                              ==============     =======
Exercised                                                        12.70             (264,600)
                                                                       ----------  ---------
Outstanding at December 31, 1998                                 12.70                 93,713                     93,713
                                                                                              ================    ======
Granted                                                          11.16                 13,500
                                                                                       ----------------------
Outstanding at December 31, 1999                (12.57 weighted avg.)                   107,213                     97,047
                                                           =============  ======= ==============     =======

         At December 31, 1999, 102,213 options were exercisable at a weighted-average exercise price per share of $12.57.

         In addition, the Company also has a stock option plan dated March 25, 1998 (the "1998 Plan"), which authorizes the issuance of up to 100,000 shares of the Company's unissued common stock to directors, officers and other personnel. Option prices may not be less than 100% of the fair market value at the date of the grant for incentive stock options and 85% of the fair market value for non-qualified stock options. Options granted under the Plan expire not more than ten years after the date of grant and must be fully paid when exercised. As of December 31, 1999, there were no options granted or outstanding under the 1998 Plan.

           The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income (loss) would approximate the pro forma amounts, indicated below. These pro forma amounts were calculated using the Black-Scholes option-pricing model with the assumptions indicated in the table below:


           (in thousands, except per share data)
                                               1999               1998
                                                                              ----               ----
                          Net income (loss) as reported                $         (8,360)  $            1,432
                          Pro form loss a net income (loss)            $         (8,659)  $            1,424
                          Earnings per common share
                             as reported (basic)                       $          (4.15)  $              .81
                          Pro forma earnings per
                             common share (loss)                       $          (4.30)  $              .81

                          Expected life (years)                                        5                   5
                          Risk-free interest rate                                   4.86   %            4.93   %
                          Volatility                                                63.7  %               46   %
                          Expected dividend yield                               -                   -

         The weighted average grant date fair value of the options granted during the year ended December 31, 1999 and 1998 was $10,375 and $17.00, respectively. There were no options granted during 1997.

         On February 1, 2000 60,000 options granted to two executives during 1999 were cancelled and 130,000 new options were granted with an exercise price of $7.50 per share. The new options become 50% vested upon grant and 25% vest annually onthe grant date until fully vested. On February 1, 2000 the exercise price of 10,000 options granted to two employees was amended to $7.50 per share. Of the options granted during 1999, 3,500 are contingent upon execution of a day employee agreement.

COMMON STOCK ISSUANCE

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

         Under the terms of the Leshner Warrant, if Dr. Joel W. Kovner, former Chairman of the Board and Chief Executive Officer of the Company, dies before December 31, 2002, then the Company will purchase, at the option of Mr. Leshner, some or all of the warrants and/or Warrant Shares then owned by Mr. Leshner, provided that (i) the maximum aggregate purchase price paid by the Company shall be not more than $1,000,000 and (ii) the funds to purchase such warrants and/or Warrant Shares shall come solely from the proceeds of the key person life insurance policy on Dr. Kovner. Furthermore, if at any time prior to December 31, 2002 Mr. Leshner wishes to sell some or all of the warrants and/or Warrant Shares to a third party, Mr. Leshner must offer to sell such warrants and/or Warrant Shares to the Company on the same terms and conditions being offered to such third party. Another term of the Leshner Warrant restricts Company's ability to issue certain types of preferred stock which would entitle the holders thereof to receive dividends or distributions of assets that vary in amount with Bancorp's performance.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

         The Company leases its premises and certain equipment under several noncancellable operating leases which expire on various dates through January 31, 2014. Rental expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $1.0 million, $1.0 million and $1.1 million, respectively.

           The following is a schedule of future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999:


                                  YEAR ENDING DECEMBER 31,                                      (in thousands)
                                  ------------------------
                         2000                                                                        $   1,060
                         2001                                                                              967
                         2002                                                                              474
                         2003                                                                              348
                         2004                                                                              200
                         Thereafter                                                                      1,815
                                                                         -----------                     -----
                         Total                                                                       $   4,864
                                                                         ===                         =========

           The building lease commitments are subject to cost-of-living adjustments to reflect future changes in the consumer price index or a fixed periodic rate increase. Those leases with fixed periodic rate increases and/or specified months with no rent due are amortized so that the average monthly cost of the lease is charged each month.

           LENDING COMMITMENTS

           The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. At December 31, 1999 and 1998, the Company had commitments to extend credit of approximately $46.7 million, $49.9 million, respectively, and obligations under standby letters of credit of approximately $5.6 million and $6.5 million, respectively. These commitments and obligations were variable rate in structure.

           Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At December 31, 1999, all guarantees extended for a period of 12 months or less. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to clients. The Company evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if necessary by the Company upon an extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property plant and equipment and income-producing commercial real estate.


           OTHER OBLIGATIONS

           As part of a separation agreement, a former executive was granted a continuation of services arrangement where the Company is obligated to pay $150,000 per annum beginning May 2001 and continuing through May 2016. In connection with this agreement, the Company invested in and is the beneficiary of life insurance policy proceeds which fund this obligation and meets other settlement requirements as discussed in Note 8. As of December 31, 1999, the accrued liability for the salary continuation was $1.0 million and the cash surrender value of the life insurance policies, recorded in other assets, was $2.3 million.

NOTE 10 - TRANSACTIONS INVOLVING DIRECTORS AND AFFILIATED PARTIES

           As part of its normal banking activities, the Company has extended credit to various directors and employees and their related interest. The credit extended to these individuals and affiliates for the two years ended December 31, is summarized as follows:

   (in thousands)                                                                           1999                   1998
                                                                                            ----                   ----

   Balance, beginning of year                                                     $                3,650   $             3,711
   Credit granted                                                                                  1,500                   293
   Loan payments                                                                                 (2,950)
                                                                                    -----------  -------
                                                                                                                         (354)
   Balance, end of year                                                           $                2,200   $
                                                                                    ============== =====

                                                                                                  3,650

           Interest income earned on these loans amounted to approximately $159,400, $343,000 and $286,000 during the years 1999, 1998, and 1997, respectively. In the opinion of management, all of the above reference extensions of credit are on terms similar to transactions with nonaffiliated parties and involve only normal credit risk, when initially underwritten. Amounts included in deposits at December 31, 1999, related to directors and affiliated parties was approximately $789,000.

           The Company and the Bank entered into a Consulting Agreement with Network Health Financial Services, Inc. ("NHFS"), a California Corporation for which Melinda McIntyre-Kolpin serves as Chief Executive Officer. Pursuant to the Consulting Agreement, NHFS provides consulting services to the Company and the Bank with respect to personnel matters, operational procedures and client development and retention. NHFS is paid its actual costs incurred in the performance of its duties under the Consulting Agreement (including hourly rates for certain specified NHFS personnel while they are performing consulting services), plus an additional 25% of such costs. In addition, the Bancorp and Bank pay flat monthly rates for the services of Ms. McIntyre-Kolpin and Ms. Patti Derry. During 1999, the Bancorp and the Bank paid NHFS total fees in the amount of approximately $644,000 pursuant to the Consulting Agreement. Either party may terminate the Consulting Agreement by giving 30 days notice to the other party. The Company and the Bank terminated the Consulting Agreement on March 6, 2000.

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

           The following table sets forth the minimum required regulatory capital ratios for a bank holding company and bank, and various regulatory capital ratios of the Company and the Bank at December 31, 1999.

                                                                                                             TO BE WELL
                                                                                                            CAPITALIZED UNDER
                                                                             FOR CAPITAL                    PROMPT CORRECTIVE
                                                ACTUAL                    ADEQUACY PURPOSES                 ACTION PROVISIONS
                                      ----------------------------  -------------------------------   ------------------------------
    (in thousands)                       AMOUNT         RATIO           AMOUNT          RATIO             AMOUNT         RATIO
                                         ------         -----           ------          -----             ------         -----
    COMPANY
    Leverage                            $ 14,972           5.21 % $          11,494         4.00 %  $         14,368         5.00 %
    Tier 1 Risk-Based                        14,972       8.97                6,675         4.00              10,013         6.00
    Total Risk-Based                         17,784     10.66                13,350         8.00              16,688       10.00

    BANK
    Leverage                               $ 13,786        4.81 % $          11,457         4.00 %  $         14,321         5.00 %
    Tier 1 Risk-Based                        13,786       8.18                6,741         4.00              10,112         6.00
    Total Risk-Based                         15,939       9.46               13,482         8.00              16,853       10.00


           The following table sets forth the minimum required regulatory capital ratios for a bank holding company and bank, and various regulatory capital ratios of the Company and the Bank at December 31, 1998.

                                                                                                             TO BE WELL
                                                                                                         CAPITALIZED UNDER
                                                                           FOR CAPITAL                   PROMPT CORRECTIVE
                                             ACTUAL                     ADEQUACY PURPOSES                ACTION PROVISIONS
                                   ----------------------------   ------------------------------   -------------------------------
  (in thousands)                      AMOUNT         RATIO            AMOUNT         RATIO             AMOUNT          RATIO
                                      ------         -----            ------         -----             ------          -----
  COMPANY
  Leverage                           $ 25,592           9.59 %  $         10,677         4.00 %  $         13,346          5.00 %
  Tier 1 Risk-Based                       25,592     17.31                 5,914         4.00               8,872         6.00
  Total Risk-Based                        28,561     19.32                11,829         8.00              14,786        10.00

  BANK
  Leverage                              $ 22,297        8.37 %  $         10,661         4.00 %  $         13,326          5.00 %
  Tier 1 Risk-Based                       22,297     15.12                 5,899         4.00               8,848         6.00
  Total Risk-Based                        24,145      16.37               11,797         8.00              14,747        10.00

           Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed its net earnings, as defined, for that year combined with its retained net earnings for the preceding two years. Dividends declared may not exceed amounts necessary to satisfy the aforementioned capital requirements. As of December 31, 1999, the Bank could not declare dividends without obtaining regulatory approval.

           Federal banking law also restricts the Bank from extending credit to the Company in excess of 10% of the capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements.

         The OCC conducted an examination in 1999 and determined that the Bank required special supervisory attention. To implement this corrective action, the OCC and the Bank entered into a formal agreement on March 22, 2000, which requires the Bank to: maintain certain regulatory capital levels; appoint a full time president and a full time senior lending officer; establish a loan workout department; implement an overdraft policy; improve the management of the loan portfolio; establish an independent loan review system; immediately take action to protect the Bank's interest in criticized assets; establish an organizational structure with clear lines of authority for the CEO and President; develop a conflict of interest policy which includes relationships with officers, directors and consultants; develop a three year strategic plan; develop a profit plan to improve and sustain earnings and a capital plan to meet and maintain a well capitalized regulatory requirements. The agreement also establishes a schedule for compliance and requires additional regulatory reporting by the Bank.

The following table sets forth the capital ratios for the bank, at December 31, 1999 and the required ratios by September 30, 2000:



                                                                        REQUIRED BY THE                     EXCESS
                                         ACTUAL                        FORMAL AGREEMENT                  (DEFICIENCY)
                              ---------------------------------   ----------------------------    -----------------------------
(in thousands)                    AMOUNT         RATIO                AMOUNT         RATIO             AMOUNT     RATIO
                                  ------         -----                ------         -----             ------     -----
BANK
Leverage                    $         13,786          4.81   %  $          14,321        5.00   %  $      (535)      (.19)   %
Tier 1 Risk-Based                     13,786          8.18                 10,112        6.00             3,674       2.18
Total Risk-Based                      15,939          9.46                 16,853       10.00             (914)      (.54)


NOTE 12 - CONVERTIBLE NOTES

           On June 19, 1994, the Company completed a public offering of $5,750,000 in convertible subordinated reset notes (the "Notes") which mature on March 1, 2004 and incurred expenses of $1,205,000. Interest on the Notes is payable semiannually on March 1 and September 1 of each year, commencing on September 1, 1994 at the rate of 8.50% per annum until March 1, 1998, and from March 2, 1998 until the principal thereof is paid or made available for payment at a rate of 7.21% per annum, or the Reference Rate (as defined below) plus 150 basis points. The "Reference Rate" is the most recent "Five Year Constant Treasury Maturity Index" published by the Federal Reserve Bank, or its successor, at least 60 days prior to March 2, 1998. The Notes are convertible into common stock of the Company at any time prior to maturity, unless previously redeemed, at a conversion price of $12.6984 per share, subject to adjustment in certain events. The Notes are redeemable in whole or in part at the option of the Company at any time on or after March 2, 1998 at the redemption prices set, subject to the prior approval of the Board of Governors of the Federal Reserve System. During 1999, $437,000 of the notes were converted into 34,410 common stock shares. During 1998, $4,321,000 of the Notes were converted into 334,494 common stock shares. During 1997, $180,000 of the Notes were converted into 14,174 common stock shares. During 1996, $2,000 of the Notes were converted into 157 common stock shares. During 1995, $131,000 of the Notes were converted into 10,316 common stock shares. If all $679,000 of the remaining Notes were converted into common stock, 53,471 shares of common stock would be issued.

NOTE 13 - DERIVATIVE FINANCIAL INSTRUMENTS

           The Company had only limited involvement with derivative financial instruments and did not use them for trading purposes. They are used to manage well-defined interest rate price risks. The Company was not a party to any derivative financial instruments as of December 31, 1999.

           Interest rate floor and cap agreements are used to reduce the potential impact of changes in interest rates which would reduce the interest income and/or market value on loans and on certain securities. The Company entered into three interest rate floor agreements during December 1994 and January 1995 for a total notional amount of $60 million. The agreements entitled the Company to receive from counterparties on a monthly basis the amounts, if any, by which the one-month London Interbank Offered Rate ("LIBOR") falls below 6%. The floor agreements were for a period of three years. The average premium paid for the floor agreements was approximately 20 basis points or $120,000 and was being amortized over three years. In May 1995, the Company sold the floor contracts for total consideration of $722,500. This amount is being amortized over the original three year term. In 1997, net interest income was increased approximately $235,000, as a result of the interest rate floor agreements.

           In December 1995, the Company entered into two interest rate cap agreements for a notional amount of $10 million each. The agreements entitle the Company to receive from counterparties on a quarterly basis the amounts, if any, by which the one year Constant Maturity Treasury Index ("CMT") rises above 6.50% on a $10 million notional amount and 6.75% on a $10 million notional amount. The cap agreements are for a period of three years and expired December 1998. The average premium paid for the cap agreements was approximately 63.5 basis points or $127,000 and is being amortized over three years. Net interest income in 1999, 1998 and 1997 was decreased by the interest rate caps by approximately $1,600, $40,000 and $42,000, respectively.

           The Company uses interest rate swap agreements for the purpose of synthetically altering the interest rates on a portion of the Bank's super NOW and money market accounts. In January 1993, the Company entered into two interest rate swap agreements that paid the Company a fixed rate of 7.21% for three years beginning in January 1993, while the Company paid the prime rate. These swaps had a total notional amount of $40 million and terminated in January 1996. Net interest income for 1996 and 1995 was reduced by the two swaps by approximately $15,000 and $694,000, respectively. In November 1993, the Bank entered into a swap with a notional amount of $15 million to synthetically alter interest rates on a portion of the Bank's super NOW and money market accounts. The effective date of the swap is May 26, 1994 and covers a period of five years ending in May 1999. Under the terms of the swap, the Bank pays a rate of prime less 190 basis points while receiving the three-month LIBOR. The rate the Bank pays adjusts daily while the rate the Bank receives adjusts quarterly. The terms of the swap originally included an interest rate cap, which was terminated in 1994, and an expense of approximately $385,000 was recorded. Net interest income was reduced by the swap by approximately $32,000 and $134,000 in 1999 and 1998, each year, respectively.

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

                                                                  DECEMBER 31, 1999                            DECEMBER 31, 1998
                                                     ----------------------------------------   ------------------------------------
                                                     CARRYING                ESTIMATED               CARRYING             ESTIMATED
(in thousands)                                         VALUE                FAIR VALUE                 VALUE             FAIR VALUE
                                                       ------          -    -----------         -      ------          - ----------

Assets:
     Cash and cash equivalents                          $    43,419  $           43,419  $              31,965  $          31,965
     Securities available-for-sale                           45,525              45,525                 80,891             80,891
     Securities held-to-maturity                             18,200              17,901                 24,081             24,135
     Loans, net                                             156,484             156,206                115,519            116,091

Liabilities:
     Noninterest-bearing transaction accounts               109,560             109,560                109,422            109,422
     Interest-bearing transaction accounts                   16,033              16,033                 16,710             16,710
     Savings  and money market accounts                      84,783              84,783                 75,501             75,501
     Certificates of deposit and other time deposits         45,651              45,666                 28,948             28,799
     Convertible notes                                          679                 679                  1,116              1,051




           The carrying values of cash and cash equivalents reported in the balance sheet approximate fair values due to the short-term nature of the assets. The fair value of marketable securities and interest rate swaps and caps is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The fair values of loans are estimated using discounted cash flow analysis. The analysis was performed on a loan-by-loan basis by projecting each loan's expected cash flows and discounting these flows at appropriate discount rates. The expected cash flows were determined by contractually scheduled payments of principal and interest, incorporating scheduled rate adjustments, periodic caps, and lifetime ceilings and floors for adjustable loans. The fair values are based on a stable interest rate scenario and do not incorporate bid-ask spreads or discounts that might be required to dispose of assets in bulk. Discount rates applied to the expected cash flows were based on the Bank's offer rates for new loans with similar collateral and terms, adjusted to reflect differential risk based on collateral value, payment status, and/or credit classification at December 31, 1999 and 1998, respectively.

           The fair value of deposits with no defined maturities, such as demand deposits, money market deposits and savings accounts, is the amount payable on demand at the valuation date. For deposit liabilities with defined maturities, such as time certificates of deposit, estimation of fair value was based on the discounted value of future cash flows expected to be paid, where the discount rate was the Bank's offer rate for similar deposits with maturities equivalent to the remaining terms on the deposits being valued at December 31, 1999 and 1998, respectively.

           Standby letters of credit principally support corporate obligations and include $1.5 million and $395,000 that was collateralized with cash at December 31, 1999 and 1998, respectively. At December 31, 1999, $5.6 million of the standby letters of credit and $37.2 million of other lending commitments expire within one year. The estimated fair value of lending commitments and letters of credit is estimated using fees currently charged for similar arrangements, adjusted for changes in interest rates and credit that occurred subsequent to origination.

           The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 15 - EARNINGS PER SHARE

           The following table illustrates the computation of basic and diluted earnings per share:



                                                                                   YEAR ENDED DECEMBER 31,
                                                                        1999                1998                1997
                                                                        ----                ----                ----

    Net earnings (loss) used for earnings per
      share computation:                                              $  (8,359,763)        $  1,431,599        $  1,478,525

    Interest savings on conversion of convertible
      notes, net of income taxes                                                                 149,200
                                                                 ------------------------------- -------
                                                                 (A)                                                279,435
                                                                 --------------------------------                   -------
    Diluted earnings (loss)                                           $  (8,359,763)        $  1,580,799       $  1,757,960
                                                                      ==============        ============ =     ============

    Denominator for basic earnings per share -
          weighted average number of shares
          outstanding                                                      2,015,226           1,768,663
                                                                                                                   1,345,972

    Effect of dilutive securities:
      Warrants and Options                                                       (a)             125,596
                                                                                                                      33,835
      Convertible notes
                                                                                 (A)             253,942            428,164
                                                                                 ---             -------            -------

    Denominator for diluted earnings per share                             2,015,226           2,148,201
                                                                 =================== ===================
                                                                                                                      22,739

    Basic earnings (loss) per share                                     $     (4.15)          $     0.81          $     1.10
                                                                        ============          ========== =        ==========

    Diluted earnings (loss) per share a                                 $     (4.15)         $     0.74           $     0.97
                                                                        ============ =       =========== =        ==========


(a) No effect has been given to dilutive securities because the impact is anti-dilutive.

NOTE 16 - PARENT COMPANY INFORMATION

           The Bancorp has met its obligations principally from the payment of dividends from the Bank. As of December 31, 1999, the Bank was unable to pay dividends without obtaining regulatory approval.

           The following financial information represents the balance sheets of the Bancorp as of December 31, 1999 and 1998, the related statements of operations and of cash flows for the three-year period ended December 31, 1999.

                                                     BALANCE SHEETS
                                               DECEMBER 31, 1999 AND 1998

                                                                                      1999                    1998
                                                                                  --------------         ---------------
                                                                                             (in thousands)
  Assets:
  Cash in First Professional Bank, N.A.                                                 $   433                $  3,276
  Investment in First Professional Bank, N.A.                                            16,303                  22,296
  Loans                                                                                     865
                                                                                                                    244
  Accrued interest receivable and other assets
                                                                                            673                    708
                                                                                            ---                    ---
                                                                                      $  18,274               $ 26,524
                                                                                      =========          =    ========

  Liabilities:
  Accrued interest payable and other liabilities                                             65                 $    77
  Convertible notes                                                                         679                   1,116
  Other liabilities
                                                                                              -                     10
                                                                                              -                     --
       Total liabilities                                                                    744                   1,203

  Shareholders' equity
                                                                                         17,530                 25,321
                                                                                         ------                 ------
                                                                                      $  18,274               $ 26,524
                                                                                      =========          =    ========

                             STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                             1999                1998                1997
                                                                           ------------      --------------      --------------
                                                                                                       (in thousands)
Income:
     Cash dividends from First Professional Bank, N.A.                              $     -              $    -             $   425
     Interest                                                                            80                  15
                                                                                                                                  7
     Other
                                                                                         14                   4                  4
                                                                                         --                   -                  -
               Total income
                                                                                         94                  19                436
                                                                                         --                  --                ---
Expenses:
     Interest                                                                            46                 253
                                                                                                                                474
     Salaries and employer taxes                                                         34                  22
                                                                                                                                 31
     Amortization of convertible note expenses                                           16                  69
                                                                                                                                104
     Legal fees, net of legal settlement                                                209                 218
                                                                                                                              (481)
     Other professional services                                                         49                 117
                                                                                                                                 67
     Other
                                                                                         75                  11                  1
                                                                                         --                  --                  -
               Total expenses
                                                                                        429                 690                196
                                                                                        ---                 ---                ---

Provision for Loan Loss                                                               (660)                   -                   -
Earnings (loss) before income taxes and equity in
     undistributed net earnings of First Professional Bank, N.A.                      (995)               (671)
                                                                                                                                240
Provision for income taxes
                                                                                          -                   -                  -

Earnings before equity in undistributed net earnings of
     First Professional Bank, N.A.                                                    (995)               (671)
                                                                                                                                240

Equity in undistributed net (loss) earnings of First
       Professional Bank, N.A.                                                      (7,365)
                                                                                -------------
                                                                                                            2,103              1,239
                                                                                                            -----              -----

Net (loss) earnings                                                                 $ (8,360)            $  1,432           $  1,479
                                                                                    =========            ========       =   ========





                             STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                   1999               1998                1997
                                                                                -------------    ----------------    ---------------
                                                                                                            (in thousands)
Cash flows from operating activities:
     Net earnings (loss)                                                         $  (8,360)           $   1,432           $  1,479
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
     (Increase) decrease in accrued interest receivable and other assets                 34                (39)
                                                                                                                              (14)
     (Decrease) increase in accrued expenses and other liabilities                     (22)               (186)
                                                                                                                               (6)
     (Decrease) in deferred taxes                                                         -                  69
                                                                                                                               104
     Equity in undistributed (earnings) loss of First Professional
          Bank, N.A.                                                                                    (2,103)            (1,239)
                                                                                --------        ------  -------     --------------
                                                                                      7,365
     Net cash provided by (used in) operating activities                                                  (827)
                                                                                --------        --------- -----
                                                                                 (983)                                   324
                                                                               -----                                   ---

Cash flows from investing activities:
     Advance from FPB                                                                        400                   - -
     Net decrease (increase) in loans                                                                           (144)
                                                                                   -----------        --------- -----
                                                                                            (621)                 -
                                                                                            -----                 -
     Net cash provided by (used in) investing activities                                                        (144)
                                                                                   -----------        --------- -----
                                                                                            (221)               -
                                                                                            -----               -

Cash flows from financing activities:
     Capital infusion into FPB                                                            (1,500)                   -        -
     Proceeds from exercise of convertible notes                                             (38)               3,794
                                                                                                                            14
     Dividends paid                                                                                             (185)
                                                                                   -----------        ---------------
                                                                                            (101)                           -
                                                                                            -----                           -
Net cash provided by (used in) financing activities                                                             3,609
                                                                                   --------           --------- -----
                                                                                          (1,639)                          14
                                                                                          -------                          --

Net increase (decrease) in cash                                                           (2,843)               2,638
                                                                                                                              338
Cash, beginning of year                                                                                           638
                                                                                   -----------        ---------------
                                                                                            3,276                            300
                                                                                            -----                            ---
Cash, end of year                                                                        $    433           $   3,276    $   638
                                                                                         ========           =========    =======

Supplemental disclosure of cash flow information - cash paid during the year for:
          Interest                                                                              $    58         $   381   $   474

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

           The following tables set forth the Company unaudited data regarding operations for each quarter of 1999, 1998 and 1997. This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                                      QUARTER ENDED
                                                  ----------------------------------------------------------------------------------
                                                    DEC. 31,      SEPT. 30,      JUNE 30,       MAR. 31,      DEC. 31,     SEPT. 30,
(in thousands, except per share data)                 1999           1999          1999           1999          1998           1998
                                                      ----           ----          ----           ----          ----           ----

Interest income                                        $  4,755       $  4,801      $  4,419       $  4,321      $  4,476   $  4,343
Interest expense                                            950            864           750            849         1,040        793
Net interest income                                       3,805          3,937         3,669          3,472         3,437      3,550
Provision for loan losses                                 8,395          4,426         1,047            125           406          -
Gains (losses) on securities:
     Available-for-sale                                       -              -             4             36             3          -
Other income                                                431            458           443            481           387        418
Other expenses                                            3,820          3,582         3,605          3,294         2,702      3,096
Earnings (loss) before income taxes                     (7,979)        (3,613)         (536)            570           719        872
Net earnings (loss)                                     (6,073)        (2,363)         (259)            336           392        512
Earnings (loss) per share (as restated):
    Basic                                                (3.00)         (1.17)         (.13)            .17          0.20       0.26
    Diluted                                           (3.00)(a)      (1.17)(a)      (.13)(a)            .16          0.18       0.22

                                                                                      QUARTER ENDED
                                                  ----------------------------------------------------------------------------------
                                                    JUNE 30,       MAR. 31,      DEC. 31,      SEPT. 30,      JUNE 30,     MAR. 31,
(in thousands, except per share data)                 1998           1998          1997           1997          1997         1997
                                                      ----           ----          ----           ----          ----         ----

Interest income                                        $  4,120       $  4,009      $  4,375       $  4,168      $  4,148     $4,019
Interest expense                                            896            901
                                                                                       1,044            965           896        921
Net interest income                                       3,224          3,108
                                                                                       3,331          3,203         3,252      3,098
Provision for loan losses                                                    -
                                                                                           -             60            60         60
Gains (losses) on securities:
   Available-for-sale                                       (9)              -
                                                                                           -              -             -          -
Other income                                                469            467
                                                                                         368            455           541        428
Other expenses                                            3,296          3,133
                                                                                       2,453          3,325         3,202      3,144
Earnings (loss) before income taxes                         388            442
                                                                                       1,246            273           531        322
Net earnings (loss)                                         224            304
                                                                                         778            199           312        190
Earnings (loss) per share (as restated):
   Basic                                                   0.13           0.22
                                                                                        0.49           0.15          0.23       0.14
   Diluted                                                 0.13           0.17
                                                                                        0.45           0.15          0.23       0.14

(a) No effect has been given to dilutive securities because the impact is anti-dilutive


           In the third and fourth quarter of 1999, the Company added $4,400,000 and $8,400,000, respectively, to the allowance for loan losses in recognition that the quality of certain loans had deteriorated and to provide protection against future potential losses.

           Earnings (loss) per share is based on the weighted average number of shares outstanding during each period. Full-year weighted average shares differ from quarterly weighted average shares and, therefore annual earnings (loss) per share may not equal the sum of the quarters.