Form 10-Q
period 2000-03-31
PROFESSIONAL BANCORP INC
filed 2000-05-15
CIK 700914

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2000


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


                As of May 1, 2000, 2,030,754 shares of the Registrant's $0.008 par value common stock were outstanding.

================================================================================



                           PROFESSIONAL BANCORP, INC.
                                      INDEX



                                                                                                  PAGE
                                                                                                  ----
PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Independent Accountants Report                                                  3

                      Consolidated Balance Sheets as of
                      March 31, 2000 and December 31, 1999                                            4

                      Consolidated Statements of Operations
                      for the three months ended March 31, 2000 and 1999                              5

                      Consolidated Statements of Comprehensive Income
                      for the three months ended March 31, 2000 and 1999                              6

                      Consolidated Statements of Changes in
                      Shareholders Equity for the three months ended March 31, 2000 and 1999          7

                      Consolidated Statements of Cash Flows for the three months
                      ended March 31, 2000 and 1999                                                   8

                      Notes to Consolidated Financial Statements                                      9


           Item 2.    Management's Discussion and Analysis of Financial Condition

                      and Results of Operations                                                      10


           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                     26


PART II.   OTHER INFORMATION


           Item 1.    Legal Proceedings                                                              28

           Item 2.    Changes in Securities                                                          28

           Item 3.    Defaults Upon Senior Securities                                                28

           Item 4.    Submission of Matters To A Vote of Security Holders                            28

           Item 5.    Other Information                                                              28
           Item 6     Exhibits and Reports on Form 8-K                                               29

SIGNATURES                                                                                           32


PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS



                         Independent Accountant's Report


To the Board of Directors and Shareholders
Professional Bancorp, Inc. and Subsidiary

We have reviewed the accompanying condensed consolidated balance sheet of Professional Bancorp, Inc. and Subsidiary as of March 31, 2000 and the related condensed consolidated statements of operations and comprehensive loss, changes in shareholder's equity, and cash flows for the three months ended March 31, 2000. These financial statements are the responsibility of the Company's management.

Our review was conducted in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Professional Bancorp, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated January 28, 2000 (except for Note 8 and Note 11 as to which the dates are February 1, 2000 and March 22, 2000, respectively) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.

Moss Adams LLP

Los Angeles, California
May  11, 2000


                    PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

     (In thousands)                                                     MARCH 31,             DECEMBER 31,
                                                                          2000                    1999
                                                                          ----                    ----
                                                                       (UNAUDITED)             (AUDITED)
     ASSETS
     Cash and due from banks:
          Noninterest-bearing                                      $       26,817          $      15,721
          Interest-bearing                                                    797                    697
     Federal funds sold                                                    38,500                 27,000
                                                                      -----------          -------------
     Cash and cash equivalents                                             66,114                 43,418

     Securities available-for-sale (cost of $48,803 and
          $48,187 in 2000 and 1999, respectively)                          45,949                 45,525
     Securities held-to-maturity (fair value of $17,232
          and $17,901 in 2000 and 1999, respectively)                      17,519                 18,200
     Loans (net of allowance for loan losses of $6,984
          and $5,873 in 2000 and 1999, respectively)                       48,339                156,484
     Premises and equipment, net                                            1,084                  1,152
     Deferred tax asset                                                     2,844                  2,844
     Accrued interest receivable and other assets
                                                                            5,922                  5,867
                                                                      -----------          -------------
     TOTAL ASSETS                                                     $   287,771          $     273,490
                                                                      ===========          =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
     Deposits:
          Demand, noninterest-bearing                                 $   115,130          $     109,561
          Demand, interest-bearing                                         15,787                 16,033
          Savings and money market                                         94,044                 84,783
          Time deposits                                                    45,583                 45,651
                                                                      -----------          -------------
     Total deposits                                                       270,544                256,028

     Convertible notes                                                        679                    679
     Accrued interest payable and other liabilities
                                                                            1,864                  1,915
                                                                      -----------          -------------
     Total liabilities                                                    273,087                258,622
                                                                      -----------          -------------

     Commitments and contingent liabilities

     Shareholders' equity:
     Common stock, $.008 par value; 12,500,000 shares
          Authorized; 2,100,221 issued
          and  2,030,754  outstanding in both 2000 and                         17                     17
     Additional paid-in-capital                                            21,271                 21,271
     Accumulated deficit                                                   (3,210)                (3,221)
     Treasury stock, at cost  (69,467 shares in  both 1999                   (537)                  (537)
     Unrealized loss on securities available-for-sale, net
     of taxes                                                              (2,857)                (2,662)
                                                                      -----------          -------------
     Total shareholders' equity                                            14,684                 14,868
                                                                      -----------          -------------
     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                       $                    $
                                                                          287,771                273,490
                                                                      ===========          =============


          See accompanying notes to consolidated financial statements.



                       PROFESSIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                (In thousands)                                  --------------------------
                                                                   2000          1999
                                                                ------------  ------------
                INTEREST INCOME
                Loans                                         $       3,575 $       2,884
                Securities                                            1,007         1,322
                Federal funds sold and securities purchased
                     under agreements to resell                         472            83
                Interest-bearing deposits in other banks                  5            32
                                                                ------------  ------------
                TOTAL INTEREST INCOME                                 5,059         4,321
                                                                ------------  ------------

                INTEREST EXPENSE
                Deposits                                                998           724
                Convertible notes                                        11            16
                Federal funds purchased and securities
                     sold under agreements to repurchase                  -           109
                                                                ------------  ------------
                TOTAL INTEREST EXPENSE                                1,009           849
                                                                ------------  ------------
                NET INTEREST INCOME                                   4,050         3,472
                Provision for loan losses                             1,093           125
                                                                ------------  ------------
                NET INTEREST INCOME AFTER PROVISION
                   FOR LOAN LOSSES                                    2,957         3,347
                                                                ------------  ------------

                OTHER OPERATING INCOME
                Net gain (loss) on sale securities                        -            35
                available-for-sale
                Merchant discount                                        72            62
                Mortgage brokering fees                                   5            55
                Service charges on deposits                             235           229
                Other income                                            138           135
                                                                ------------  ------------
                TOTAL OTHER OPERATING INCOME                            450           516
                                                                ------------  ------------

                OTHER OPERATING EXPENSES
                Salaries and employee benefits                        1,847         1,705
                Occupancy                                               367           387
                Furniture and equipment                                 174           209
                Meetings and business development                        15            73
                Donations                                                11            24
                Other promotion                                          64            70
                Legal fees                                              130            92
                Audit, accounting and examinations                       52            43
                Professional services                                   313           308
                Strategic planning and other outside                     28             6
                consulting
                Office supplies                                          52            63
                Telephone                                                98            62
                Postage                                                  33            36
                Messenger service                                        16             6
                FDIC assessment                                          29             6
                Other assessments                                        40            44
                Other expense                                           127           160
                                                                ------------  ------------
                TOTAL OTHER OPERATING EXPENSES                        3,396         3,294
                                                                ------------  ------------
                Earnings before taxes                                    11           569
                Provision for income taxes                                -           233
                                                                ============  ============
                NET EARNINGS                                  $          11 $         336
                                                                ============  ============

                EARNINGS PER SHARE
                    Basic                                     $           0 $       $0.17
                    Diluted                                   $           0 $       $0.16





                    PROFESSIONAL BANCORP, INC. AND SUBSIDAIRY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                   --------------------------------
                                                       2000              1999
                                                   --------------    --------------
(In thousands)
Net earnings                                    $             11   $          336
Other comprehensive income, net of tax                         -                 -
Unrealized holding gains (losses) arising
       during the period                                    (195)            (179)
Reclassification adjustment                                    -                 -
                                                   --------------    --------------
Other comprehensive income                                  (195)            (179)
                                                   --------------    --------------

Comprehensive income (Loss)                     $           (184)  $          157
                                                   ==============    ==============



          See accompanying notes to consolidated financial statements.


                    PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                    THREE MONTH PERIOD ENDING MARCH 31, 2000



                                                                               RETAINED                ACCUMULATED
                                                                ADDITIONAL     EARNINGS                   OTHER
                                           COMMON STOCK           PAID-IN    (ACCUMULATED   TREASURY  COMPREHENSIVE
(in thousands)                          SHARES       AMOUNT       CAPITAL      DEFICIT)      STOCK    INCOME (LOSS)      TOTAL
                                        ------       ------       -------      --------      -----    -------------      -----
Balance, December 31, 1999            2,030,754      $   17    $   21,271    $  (3,221)    $   (537)    $ (2,662)      $ 14,868

Conversion of Notes (Note 12)
Cash Dividends                            -            -             -             -              -            -             -
Change in net unrealized holding
  loss on securities available-for-sale   -            -             -             -              -         (195)          (195)
Net earnings (loss)                       -            -             -              11            -            -             11
                                     -----------------------------------------------------------------------------------------------
Balance, March 31, 2000               2,030,754      $   17    $   21,271    $  (3,210)    $   (537)    $ (2,857)     $  14,684
                                     ===============================================================================================



          See accompanying notes to consolidated financial statements.






                    THREE MONTH PERIOD ENDING MARCH 31, 1999



                                                                               RETAINED                ACCUMULATED
                                                                ADDITIONAL     EARNINGS                   OTHER
                                           COMMON STOCK           PAID-IN    (ACCUMULATED   TREASURY  COMPREHENSIVE
(in thousands)                          SHARES       AMOUNT       CAPITAL      DEFICIT)      STOCK    INCOME (LOSS)      TOTAL
                                        ------       ------       -------      --------      -----    -------------      -----
Balance, December 31, 1999            1,996,344    $     17    $   20,874    $   5,239    $    (537)    $   (271)    $   25,321


Conversion of Notes (Note 12)            18,663                       215            -            -            -            215
Cash Dividends                                -           -             -            -            -            -              -
Change in net unrealized holding
  loss on securities
  available-for-sale                          -           -             -            -            -         (179)          (179)
Net earnings (loss)                           -           -             -          336            -            -            336
                                     -----------------------------------------------------------------------------------------------
Balance, March 31, 2000               2,015,007   $      17   $    21,089    $   5,575     $   (537)    $   (450)    $   25,693
                                     ===============================================================================================


          See accompanying notes to consolidated financial statements.



                                    PROFESSIONAL BANCORP, INC. AND SUBSIDAIRY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


  (UNAUDITED)  (IN THOUSANDS)                                                  T      THREE MONTHS ENDED MARCH 31,
                                                                                         2000              1999
                                                                                         -----             ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                              $             11   $          336
     Adjustments to reconcile net earnings to net
      Cash provided by operating activities:

       Depreciation and amortization                                                        96               113
       Provision for loan losses                                                         1.094               125
       (Gain) loss on sales of securities available-for-sale                                 -              (35)
       Amortization of convertible note expense                                             11                 5
       Increase in deferred tax asset                                                        -             (137)
       Decrease (increase) in accrued interest receivable and other assets                (56)               366
       Increase (decrease) in accrued interest payable and other                          (62)             (175)

  liabilities
       Net amortization of premiums and discounts
          on securities held-to-maturity                                                    34                65
       Net amortization of premiums and discounts
          on securities available-for-sale                                                  36                90
                                                                                --------------      ------------
          Net cash provided by operating activities                                      1,164               753

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from:
      Maturities of securities held-to-maturity                                              -               250
      Maturities of securities available-for-sale                                            -                 -
      Sales of securities available-for-sale                                                 -            25,592
    Principal payments and maturities of:
      Mortgage-backed securities held-to-maturity                                          647             1,746
      Mortgage-backed securities available-for-sale                                        643             3,871
    Purchases of securities available-for-sale                                          (1,305)             (499)
    Net (increase) decrease in loans                                                     7,052           (15,852)
    Purchase of bank premises and equipment, net                                           (28)             (113)
                                                                                --------------      ------------
    Net cash provided by investing activities                                            7,016            14,995
                                                                                --------------      ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in demand deposits and savings accounts                     14,584           (14,257)
    Net increase (decrease) in time deposits                                               (68)            3,827
    Cash dividends                                                                           -                 -

                                                                               ----------------  ----------------
  Net cash provided by (used in) in financing activities                                14,516           (10,430)
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  22,696             5,318
                                                                               ----------------  ----------------
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        43,419            31,965
                                                                               ----------------  ----------------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $          66,114            37,283
                                                                               ================  ================

  Supplemental disclosure of cash flow information Cash paid during the period for:
       Interest                                                                            865               697
       Income taxes                                                                          -               145
  Supplemental disclosure of noncash items:
   Pretax change in unrealized losses on securities available for sale                    (195)             (179)
  securities
       Conversion of notes                                                                  -                215




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

         The financial position at March 31, 2000, and the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

NOTE 2 - EARNINGS PER SHARE

         The actual number of shares outstanding at March 31, 2000 was 2,030,754. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.



                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                     ----------------------------------
                                                     ----------------- ----------------
                                                           2000             1999
(In thousands)
Net Income
   used in basic earnings per share computation      $         11  $           336
Adjustments to net income per
   assumed effect of dilutive securities:
   Interest on convertible notes, net of tax effect             -               16
                                                        ----------    -------------
Adjusted earnings used in diluted earnings per
   share computation                                 $         11  $           352
                                                        ----------    -------------

Weighted average number of shares
   outstanding for computation basic earnings
   per share                                            2,030,754        2,007,127
Effect of dilutive securities:
   Options and warrants                                       (a)           65,018
   Convertible notes                                          (a)           77,101
                                                        ----------    -------------
Weighted average number of shares
   outstanding for calculation of diluted
   earnings per share                                   2,030,754        2,149,246

Basic earnings per share                             $       0.00  $          0.17

Diluted earnings per share                           $       0.00  $          0.16


(a) No effect has been given to dilutive securities because the impact is anti-dilutive.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Professional Bancorp, Inc. (the "Company") is the holding company for First Professional Bank, N.A. (the "Bank"). Since the Bank constitutes substantially all the business of the Company, references to the Company in this
Item 2 reflect the consolidated activities of the Company and the Bank. For a more complete understanding of Professional Bancorp and its operations, reference should be made to the financial statements in this report and in the Company's 1999 Annual Report on Form 10K. Certain statements in this report on Form 10Q constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality, year 2000 data systems compliance, and government regulations. For additional information concerning these factors, see "Item 1. Business - Factors That May Affect Results" contained in the Company's Annual Report on Form 10K for the year ended December 31, 1999.

RESULTS OF OPERATIONS


         The Company recorded net earnings of $11,000 for the first quarter of 2000, compared with net earnings of $336,000 or $0.17 per basic share for the first quarter of 1999. The Company had total assets of $287.8 million at March 31, 2000, compared to $249.2 million at March 31, 1999.

         Return on average shareholders' equity for the first quarter of 2000 and 1999, were 0.29% and 5.19%, respectively. Additionally, return on average assets for the first quarter of 2000 and 1999 were 0.02% and 0.53%, respectively.

         Total assets increased $14.3 million, or 5.2%, to $287.8 million at March 31, 2000 from $273.5 million at December 31, 1999. Total cash and cash equivalents increased $22.7 million, or 52.3% to $66.1 million from $43.4 million at December 31, 1999.

         Total investment securities decreased $257,000, or 0.4% to $63.5 million at March 31, 2000 compared to $63.7 million at December 31, 1999.

         Net loans decreased $8.1 million, or 5.2%, to $148.3 million at March 31, 2000 compared to $156.5 million at December 31, 1999. Commercial loans decreased $5.3 million, or 4.3% to $119.1 million from $124.4 million at December 31, 1999. At March 31, 2000 and December 31, 1999, there was a single cash secured loan of $12.8 million which was paid off in April 2000. Real estate secured loans increased $820,000, or 3.0%, to $28.4 million at March 31, 2000 compared to $27.5 million at December 31, 1999.

         At March 31, 2000, nonperforming loans totaled $9.9 million, or 6.4%, of gross loans compared with $8.4 million or 5.2% of gross loans at December 31, 1999. The allowance for loan losses as a percent of nonperforming loans was 70.7% at March 31, 2000 compared to 69.8% at December 31, 1999.

         Total deposits increased $14.5 million, or 5.7%, to $270.5 million at March 31, 2000 from $256.0 million at December 31, 1999.

         Other operating expense increased $102,000, or 3.1%, to $3.4 million for the first quarter of 2000 compared to $3.3 million for the same period in 1999. The increase was due primarily to higher staffing levels and increased legal fees associated with loan workout activities.

         The decrease of net earnings in the first quarter of 2000 is primarily due to increased provisions for loan losses. The Company recorded provisions for loan losses of $1.1 million for the three-month period ended March 31, 2000. This compares to a $125,000 provision recorded for the same period in 1999. The additional provision is primarily due to the deterioration of two large loans and a general increase in the allowance for loan losses during the quarter.



NET INTEREST INCOME

         The Company's earnings depend primarily on net interest income, which is the difference between the interest and fees earned on loans and investments less the interest paid on deposits, borrowings and convertible notes. For the quarter ended March 31, 2000, net interest income increased 17.1% to $5.1 million from $4.3 million for the quarter ended March 31, 1999. The increase in net interest income for the first quarter of 2000 as compared to the same period in 1999 is primarily the result of a $30.6 million, or 13.4 %, increase in average interest earning assets.

         Net interest income, when expressed as a percentage of average total interest earning assets, is referred to as the net interest margin. The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on deposits and other borrowed funds. The net interest margin was 6.27%, for the first quarter of 2000 compared to 6.18% for the same period in 1999.

         Average yield on interest earning assets increased 14 basis points to 7.83% for the three months ended March 31, 2000 from 7.69% for the same period in 1999. Average cost on interest bearing liabilities decreased 5 basis points to 2.55% for the three months ended March 31, 2000 from 2.60% for the same period in 1999. Average noninterest bearing demand deposits for the first quarter of 2000 increased $18.0 million, or 18.9%, to $113.6 million from $95.6 million for the same period in 1999.

         Average federal funds sold increased $25.7 million, or 363.5%, to $32.8 million for the three months ended March 31, 2000 from $7.1 million for the same period in 1999. The average yield on federal funds increased 99 basis points to 5.77% for the first quarter of 2000 from 4.78% for the same period in 1999. The result was an increase in interest on federal funds sold to $472,000 for the first quarter of 2000 compared to $83,000 for the same period.

         Average total investment securities decreased $28.5 million, or 31.0%, to $63.3 million for the three months ended March 31, 2000 from $91.8 million during the same period in 1999. The average yield on securities increased 52 basis points to 6.36% for the first quarter of 2000 from 5.84% for the same period in 1999. The net result was a decrease in interest on securities of $315,000 to $1.0 million for the first quarter of 2000 compared to $1.3 million for the same period in 1999.

         Average loans increased $34.4 million, or 27.0%, to $162.0 million for the three months ended March 31, 2000 from $127.6 million during the same period in 1999. While the volume of loans increased substantially, the benefit was partially offset by a decline in the yield on loans of 34 basis points to 8.83% for the first quarter of 2000 from 9.17% for the same period in 1999. The net result was an increase in interest on loans of $691,000 to $3.6 million for the first quarter of 2000 compared to $2.9 million for the same period in 1999.

         Average convertible notes decreased $279,000, or 29.1%, to $679,000 for the three months ended March 31, 2000 from $958,000 during the same period in 1999.

         Average securities sold under agreements to repurchase decreased to zero for the three months ended March 31, 2000 from $8.8 million during the same period in 1999. These borrowings were used primarily in the first quarter of 1999 to temporarily fund asset growth. The result of not borrowing in the first quarter of 2000 was a decrease in interest expense of $109,000 compared to the same period in 1999.

         The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three months ended March 31, 2000 and 1999.



                                                                           THREE MONTHS ENDED MARCH 31,
                                                              2000                                  1999
                                             ----------------------------------------    ---------------------------------------

                                                AVERAGE     YIELD/                          AVERAGE    YIELD/
(in thousands)                                  BALANCE      RATE           INTEREST        BALANCE     RATE           INTEREST
                                                -------      ----           --------        -------     ----           --------

Assets
Interest-earning assets:
   Securities                              $       63,308      6.36 %    $     1,007   $       91,809    5.84 %    $      1,322
   Loans(1)                                       162,007      8.83            3,575          127,615    9.17             2,884
   Federal funds sold                              32,766      5.77              472            7,069    4.78                83
   Interest-earning deposits - banks                  421      4.97                5            1,400    9.11                32
                                             ------------                   --------        ---------                 ---------
        Total interest-earning assets             258,502      7.83            5,059          227,893    7.69             4,321
                                             ------------                   --------        ---------                 ---------
Deferred loan fees                                  (193)                                       (204)
Allowance for loan losses                         (5,998)                                     (1,873)
Noninterest-earning assets:
   Cash and due from banks                         26,737                                      23,864
   Premises and equipment                           1,114                                       1,440
   Other assets                                     9,083                                       6,021
                                             ------------                                ------------
        Total assets                       $      289,245                              $      257,141
                                             ============                                ============

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits        $       14,300      0.69  %   $        25   $       13,716    0.76   %  $         26
   Savings and money market deposits               98,301      2.03              499           80,617    1.99               396
  Time deposits under $100,000                      6,505      3.93               64            8,699    4.32                93
  Time deposits of $100,000 and over               38,794      4.23              410           19,776    4.28               208
   Convertible notes                                  679      6.71               11              958    7.10                17
   Repurchase agreements                                -         -                -            8,784    5.02               109
                                             ------------                   --------        ---------                 ---------
        Total interest-bearing                    158,579      2.55            1,009          132,550    2.60               849
           liabilities                       ------------                   --------        ---------                 ---------


Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits            113,632                                      95,602
   Other liabilities                                1,891                                       3,078
   Shareholders' equity                            15,143                                      25,911
                                             ------------                                ------------
        Total liabilities and              $      289,245                              $      257,141
          shareholders' equity               ============                                ============

Interest income as a percentage of
average
   Earning assets                                              7.83  %                                   7.69   %
Interest expense as a percentage of
average
   Interest-bearing liabilities                                2.55  %                                   2.60   %
Net interest margin and income                                 6.27  %   $    $4,050                     6.18   %  $     $3,472
                                                                              ======                                     ======


(1) Nonaccrual loans are included in average balances and rate calculations.

         The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three months ended March 31, 2000 and 1999. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts.


                                                     THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                        MARCH 31, 2000                      MARCH 31, 1999

(in thousands)                                 VOLUME         RATE       TOTAL        VOLUME         RATE       TOTAL
                                               ------         ----       -----        ------         ----       -----
Increase (decrease) in interest income:
     Securities                            $     (443)  $      129   $    (314)    $      99  $      (62)  $       37
     Loans                                        760          (71)        689           572        (163)         409
     Federal funds sold                           367           22         389          (136)        (27)        (163)
     Interest-bearing deposits - banks            (16)         (10)        (26)           24           5           29
                                              --------    --------     ------        -------     --------     -------
                                           $      668  $        70   $     738           559        (247)         312
                                              --------    --------     ------        -------     --------     -------


Increase (decrease) in interest expense:
     Interest-bearing demand deposits      $        1  $        (2)  $     (1)    $        -  $       (6)  $      (6)
     Savings and money market deposits             88            2         90              1         (15)        (14)
     Time deposits under $100,000                 (25)           8        (17)            13          (6)          7
     Time deposits of $100,000 and over           201            -        201            (34)        (19)        (53)
     Convertible notes                             (5)           -         (5)           (78)        (14)        (92)
     Repurchase agreements                        (54)         (54)      (108)           106            -        106
                                              --------    --------     ------        -------     --------     -------
                                                  206          (46)       160              8         (60)        (52)
                                              --------    --------     ------        -------     --------     -------
Increase (decrease) in net interest        $      462    $     116    $   578     $      551    $   (187)  $     364
  income                                     ========     ========     ======        =======     ========     =======



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

         The Company recorded provisions for loan losses of $1.1 million and $125,000 for the three month period ended March 31, 2000 and 1999, respectively. The provision for loan loss for the first quarter of 2000 was due primarily to the deterioration of two loans and a general increase in the allowance for loan losses. Net recoveries to average outstanding loans for the first three months of 2000 and 1999 were 0.01% and 0.03%, respectively.

OTHER OPERATING INCOME

         For the three months ended March 31, 2000, other operating income totaled $450,000 compared with $516,000 for the same period in 1999. The decrease was primarily related to a $50,000 reduction in mortgage brokering fees on a comparative basis, for the periods presented.

OTHER OPERATING EXPENSE

         Other operating expenses for the first three months of 2000 increased to $3.4 million from $3.3 million for the same period in 1999. The increase primarily occurred in salaries and other employee benefits and legal fees.

         Salaries and other employee benefits increased approximately $142,000 to $1.8 million for the first three months of 2000 from $1.7 million for the same period in 1999. The increase primarily relates to an increase in staff and salaries and increased group health insurance expenses. Legal fees and audit/accounting fees increased $47,000 during the first three months of 2000 as compared to the same period in 1999, primarily due to an increase of $38,000 in legal expenses related to lending activities. Legal expenses related to the workout of problem loans may be recovered after the loan is fully paid.

INCOME TAXES

         For the three months ended March 31, 2000, there was no provision for income taxes compared to $233,000 for the same period in 1999.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

         The Company reported total investment securities of $63.5 million at March 31, 2000. This represented a decrease of $257,000, or 0.4% from $63.7 million at December 31, 1999.

         Securities available-for-sale increased $424,000, or 0.9%, to $45.9 million at March 31, 2000. The unrealized loss on securities held-for-sale was $2.9 million at the end of the first quarter. The following table sets forth the amortized cost and fair value of securities available-for-sale as of March 31, 2000 and December 31, 1999.

                                                                           MARCH 31, 2000
                                                 -----------------------------------------------------------------

                                                                      GROSS            GROSS
                                                   AMORTIZED       UNREALIZED       UNREALIZED            FAIR
(in thousands)                                        COST            GAIN             LOSS              VALUE
--------------                                        ----            ----             ----              -----

U.S. Government securities                     $          1,291 $             - $              1 $          1,290
U.S. Government agency and
   mortgage-backed securities                            36,737               -            2,122           34,615
Small Business Administration securities                    636               -               10              626
Municipal securities                                      2,551               -              175            2,375
Federal Reserve Bank Stock                                  439               -               18              421
Collateralized mortgage obligations                       7,152               -              531            6,622
                                                 --------------   -------------  ---------------   --------------
        Total                                  $         48,806  $            -  $         2,857 $         45,949
                                                 ==============  ===============    ============= ===============

                                                                        DECEMBER 31, 1999
                                                 -----------------------------------------------------------------
                                                                      GROSS            GROSS
                                                   AMORTIZED       UNREALIZED       UNREALIZED           FAIR
(in thousands)                                        COST            GAIN             LOSS             VALUE
--------------                                        ----            ----             ----             -----

U.S. Government securities                     $             -  $             -  $             - $              -
U.S. Government agency and
   mortgage-backed securities                            37,393               -            1,924           35,469
Small Business Administration securities                    647               -               16              631
Municipal securities                                      2,551               -              173            2,378
Federal Reserve Bank Stock                                  439               -                -              439
                                                         7,157                -              549            6,608
                                                 -------------    --------------  --------------   --------------
        Total                                  $        48,187   $            -  $         2,662 $         45,525
                                                 =============    ==============  ==============   ==============


         During the three months ended March 31, 2000, no securities available-for-sale were sold. Also, during the first quarter, $1.3 million in U.
S. treasury bills were purchased with a maturity date of June 6, 2000 and a yield of 5.77%.

         Securities held-to-maturity decreased $681,000, or 3.7%, to $17.5 million at March 31, 2000, from $18.2 million at December 31, 1999. The amortized cost and fair value of securities held-to-maturity as of March 31, 2000, and December 31, 1999 are as follows:




                                                                          MARCH 31, 2000
                                                 -----------------------------------------------------------------
                                                                      GROSS            GROSS
                                                   AMORTIZED       UNREALIZED       UNREALIZED          FAIR
(in thousands)                                        COST            GAIN             LOSS            VALUE
--------------                                        ----            ----             ----            -----

U.S. Government securities                     $          3,029 $             -  $            29  $         3,000
U.S. Government agency securities                         1,750               -               30            1,720
U.S. Government agency
   mortgage-backed securities                            12,740              26              255           12,511
                                                  -------------    -------------    ------------   ---------------
        Total                                  $         17,519 $            26  $           314   $       17,231
                                                  =============    =============    ============   ===============

                                                                        DECEMBER 31, 1999
                                                 -----------------------------------------------------------------

                                                                      GROSS            GROSS
                                                   AMORTIZED       UNREALIZED       UNREALIZED          FAIR
(in thousands)                                        COST            GAIN             LOSS            VALUE
--------------                                        ----            ----             ----            -----

U.S. Government securities                     $         3,032 $            10  $           25  $         3,017
 U.S. Government agency securities                       1,750               -              31            1,719
U.S. Government agency                                       -               -               -                -
   mortgage-backed securities                           13,418                             253           13,165
                                                 -------------    ------------    ------------    -------------
        Total                                  $        18,200  $           10  $          309  $        17,901
                                                 =============    ============    ============    =============


LOANS

         The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.


                                                     MARCH 31, 2000             DECEMBER 31, 1999
                                                     ---------------            -------------------
         (in thousands)                        AMOUNT     % OF TOTAL          AMOUNT    % OF TOTAL
                                               ------     ----------          ------    ----------

         Commercial                        $     119,115        76.60 %   $     124,403     76.52%
         Real estate secured                      28,358        18.24            27,538     16.94
                                              ----------       -------     ------------     ------
                                                 147,473        94.84           151,941     93.46
         Equity lines of credit                    3,614         2.32             4,330      2.66
         Other lines of credit                     2,920         1.88             4,689      2.88
         Installment                               1,502          .96             1,608      1.00
                                              ----------       -------     ------------    ------
         Gross loans                             155,509       100.00 %         162,568    100.00  %

         Less:
              Allowance for loan losses           (6,984)                        (5,873)
              Deferred loan fees, net
                                              ----------       -------     ------------    ------
                                                    (186)                          (211)
                                              -----------                  ------------
        Net loans                         $      148,339                        156,484
                                              ===========                  ============




         Gross loans outstanding decreased by $7.0 million, or 4.34 %, to $155.5 million at March 31, 2000 compared to $162.6 at December 31, 1999. The table above indicates that the loan portfolio mix at March 31, 2000 was substantially the same as December 31, 1999.


         Commercial loans consist primarily of short to medium term financing for small to medium sized health care-related companies and professionals located in Southern California. The commercial loans are primarily concentrated in the same sectors of the medical community from which the Company's deposit base is drawn and consists of medical practitioners, small groups practices, large single-specialty groups, multi-specialty medical groups and other outpatient health care service companies. Approximately 77% of gross loans at March 31, 2000 and December 31, 1999 were commercial loans which were unsecured or collateralized by various business and personal property assets, including equipment and accounts receivable, contracts, and the proceeds thereof, including capitation payments. As a matter of policy, the Company's commercial loan borrowers are required to submit financial statements and other financial data (for example, accounts receivable agings and enrollment summaries) on a periodic basis, in conformity with loan policies and procedures and regulatory guidelines, to loan officers for their review in monitoring the financial position and cash flow trends of borrowers. Under this policy, management generally gives a higher level of attention to borrowers failing to submit the required financial information. Senior lending officers review delinquency reports, overdrafts, borrowers' payment histories and periodic financial data to monitor creditworthiness and identify potential problem loans.

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



                                                                       MARCH 31,            DECEMBER 31,
       (in thousands)                                                    2000                  1999
                                                                         ----                  ----
       Nonperforming loans                                        $         9,884      $           8,412
       Other real estate owned (OREO)                                           -                      -
       Other repossessed assets                                                 -                      -
                                                                    -------------          -------------
            Total nonperforming assets                           $          9,884      $           8,412
                                                                   ==============          =============

       Accruing loans 90 days or more past due                    $         7,372                  2,891
                                                                    =============          =============

       Allowance for loan losses as a percent of nonperforming
       loans                                                                70.66  %              69.82 %
       Nonperforming loans to gross loans(1)                                 6.36  %               5.17 %
       Nonperforming assets(1)
            to gross loans                                                   6.36  %               5.17 %
            to gross loans, OREO and repossessed assets                      6.36  %               5.17 %
            to total assets                                                  3.43  %               3.08 %


(1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.

         Nonperforming loans increased to $9.9 million at March 31, 2000 from $8.4 million at December 31, 1999. This increase was primarily due to a single borrower being placed on nonaccrual status during the first quarter of 2000.


         The $7.4 million in accruing loans over 90 days or more past due and still accruing as of March 31, 2000 were all in the process of being collected, renewed, paid off or the credit quality was not impaired. Of the $2.9 million in accrual loans over 90 days or more past due at December 31, 1999 one loan for $1.5 million remained in the category at March 31, 2000. Two additional large loans totaling $5.1 million were included in this category at March 31, 2000. Subsequent to March 31, 2000 one loan for $2.3 million was renewed and is current. The two other loans totaling $4.3 million have been placed on nonaccrual status. It is the Company's practice to discourage "short-term" extensions, these loans are carried as "past due" to ensure proper underwriting and administrative controls.


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

         This program is consistent with the methodologies in Banking Circular
201. Amongst others, considerations is given to historical and current trends in past due loans, charged-off loans, nonaccruals, and the nature and mix of the loan portfolio; local, regional, industry, and national economic trends in determining loan loss adequacy. Finally, credit administration, corresponding loan polices and procedures, and timely problem loan identification are integral to the sound determination of the allowance for loan losses. Based on information available at March 31, 2000, management believes that a $7.0 million allowance for loan losses, which constitutes 4.49% of gross loans, was adequate as an allowance against probable and estimable losses.

         While the Company's policy is to charge-off in the current period those loans for which a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans. As this risk continually changes in response to factors beyond the control of the Company, such as the state of the economy, management's judgement as to the adequacy of the allowance for loan losses in future periods, while approximate, is in part based on a reasonable methodology. In addition, various regulatory agencies, as an integral part of their examination process, review the Company's allowance for loan losses. Such agencies may require the Bank to record additions or deletions to the allowance based on their judgements of information available to them at the time of their examination.

         The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity during the three months ended March 31, 2000, and the three months ended March 31, 1999:



                                                                           PERIOD ENDED
                                                                           ------------

                                                                   MARCH 31,           MARCH 31,
   (in thousands)                                                    2000                1999
                                                                     ----                ----

   Balance at beginning of period                            $          5,873  $           2,200
   Provision for loan losses                                            1,093                125
                                                               --------------     --------------
                                                                        6,966              2,325
                                                               --------------     --------------
   Loan charge-offs                                                       276                 15
   Recoveries on loans previously charged-off                            (294)               (50)
                                                               --------------     --------------
      Net charge-offs (recoveries)                                        (18)               (35)
                                                               --------------     --------------
   Balance at end of period                                  $          6,984              2,360
                                                               ==============     ==============
   Gross loans outstanding at end of period                  $        155,509  $         133,818
   Average gross loans outstanding during period                      162,007            127,615

   Net charge-offs (recoveries) to average gross loans
   outstanding                                                             -  %            -0.30 %
   Allowance for loan losses:
        to gross loans                                                   4.49 %             1.76 %
        to nonperforming loans(1)                                       70.66 %            97.40 %
        to nonperforming assets(1)                                      70.66 %            87.57 %

   (1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.

         The allowance for losses on loans was $7.0 million at March 31, 2000, an increase of $1.1 million from at December 31, 1999. The increase was primarily due to the deterioration of two loans and an increase in the provision for loan losses relating to identified weaknesses in a small number of loans, of substantial dollar amounts, which may take an extended period of time to resolve.

         Net loan recoveries for the three months ended March 31, 2000 amounted to $18,000, as compared to $35,000 for the same period in 1999.


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

         The Company had $10.9 million in impaired loans as of March 31, 2000. The carrying value of impaired loans for which there is a related allowance for loan losses was $4.5 million, with the amount of specific allowance for loan losses allocated to these loans of $2.2 million. There was $6.4 million in impaired loans for which there were a general allowance allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the first three months of 2000 was approximately $9.8 million and there was no income recorded utilizing either the cash basis and accrual basis method of accounting. Impaired loans at March 31, 2000 included $9.8 million of nonaccrual loans.

         The Company had approximately $8.7 million in impaired loans as of December 31, 1999. The carrying value of impaired loans for which there is a related allowance for loan losses was $414,000, with the amount of specific allowance for loan losses allocated to these loans of $134,000. There were $8.3 million in impaired loans for which there was no related specific allowance for loan losses. The average recorded investment in impaired loans during 1999 was $4.4 million and there was no income recorded utilizing either the cash basis or accrual basis method of accounting. Impaired loans at December 31, 1999, included $8.4 million of nonaccrual loans.

DEPOSITS

         Total deposits at March 31, 2000 were $270.5 million, an increase of $14.5 million or 5.7% from $256.0 at December 31, 1999. The Company attracts deposits primarily from individuals and businesses related to the health care services industry, as well as other professionals and professional services firms. The Company has no brokered deposits and the Company's practice is to not purchase brokered deposits.

         The following table sets forth the amount of deposits by category and the percentage of each category to total deposits as of March 31, 2000 and December 31, 1999:



                                 MARCH 31, 2000

                            DECEMBER 31, 1999
 (in thousands)                                   AMOUNT      % OF TOTAL                 AMOUNT      % OF TOTAL
                                                  ------      ----------                 ------      ----------

Demand, noninterest-bearing                $      115,130        42.55  %      $         109,561         42.79 %
Demand, interest-bearing                           15,787          583                    16,033          6.26
Savings deposits                                   14,811         5.47                    12,606          4.92
Money market deposits                              79,233        29.29                    72,177         28.19
Time deposits under $100,000                        7,400         2.74                     7,222          2.82
Time deposits of $100,000 and over                 38,183        14.12                    38,429         15.02
                                             ------------   -----------             ------------   -----------
                                           $      270,544       100.00  %      $         256,028        100.00 %
                                             =============  ===========            =============   ===========


          At March 31, 2000 and December 31, 1999, there was a $12.8 million time deposit which was collateral for a loan of the same amount. The loan was paid off with this deposit in April, 2000.

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

         The Federal Deposit Insurance Act of 1991 contains "prompt corrective action" provisions pursuant to which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well-capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized."

         The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of March 31, 2000.

                                                                                                       TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                      FOR CAPITAL                   PROMPT CORRECTIVE
                                        ACTUAL                     ADEQUACY PURPOSES                ACTION PROVISIONS
                                ------------------------       --------------------------    ---------------------------------
(in thousands)                      AMOUNT      RATIO              AMOUNT       RATIO               AMOUNT       RATIO
                                    ------      -----              ------       -----               ------       -----
COMPANY
Leverage (1)                  $       14,983       5.23 %    $      11,449         4.00  %   $       14,311         5.00  %
Tier 1 Risk-Based                     14,983       9.25 %            6,479         4.00  %            9,718         6.00  %
Total Risk-Based                      17,748      10.96 %           12,958         8.00  %           16,197        10.00  %

BANK
Leverage                              13,822       4.85 %           11,407         4.00  %           14,259         5.00  %
Tier 1 Risk-Based                     13,822       8.55 %            6,466         4.00  %            9,698         6.00  %
Total Risk-Based                      15,889       9.83 %           12,931         8.00  %           16,164        10.00  %

(1) The minimum required by the FRB is 3%; for all but the most highly rated bank holding companies, the FRB expects a leverage ratio of 3% plus 100 to 200 basis points.

         As the Bank's principal regulator, the OCC examines and evaluates the financial condition, operations and policies and procedures of nationally chartered banks on a regular basis as part of its legally prescribed oversight responsibilities. The OCC conducted an examination of the Bank in 1999 and determined that the Bank required special supervisory attention. To implement this corrective action, the OCC and the Bank entered into a formal agreement ("Formal Agreement") on March 22, 2000.

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

         In early November, the Board hired Gene Gaines as Chief Executive Officer of the Bank; and effective February 1, 2000, Mr. Gaines was also appointed as the full time President and Chairman of the Board of the Bank and the Chairman of the Board and the Chief Executive Officer of the Company. Following that hiring, current management and the Boards of the Company and the Bank have implemented significant changes to the policies and organization of the Bank and the Company. In early December 1999, the Bank established a loan workout department and hired a senior vice president to review, develop and implement loan workout policies. In February, 2000, The Bank hired a full time Senior Lending Officer.

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

         The following table sets forth the capital ratio for the Bank as of March 31, 2000 and the required ratios by September 30, 2000:


                                                                   REQUIRED BY THE
                                                                       FORMAL                         EXCESS
                                           ACTUAL                     AGREEMENT                    (DEFICIENCY)
                                 ------------ ---------         ----------- ----------        ------------ ----------
(In thousands)                      AMOUNT        RATIO            AMOUNT      RATIO             AMOUNT       RATIO
                                 ------------ ---------         ----------- ----------        ------------ ----------
Leverage                      $       13,822       4.85      $       14,259      5.00     $         (437)       -0.15
Tier 1 Risk Based                     13,822       8.55               9,698      6.00               4,124        2.55
Total Risk Based                      15,889       9.83              16,164     10.00               (275)       -0.17


         The Company and the Bank, at March 31, 2000, were considered "adequately-capitalized". Capital requirements of the federal banking regulators, however, could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth.

         As the Company's principal regulator, the Federal Reserve Bank of San Francisco ("FRB") examines and evaluates the financial condition, operations and policies and procedures of bank holding companies on a regular basis as part of its legally prescribed oversight responsibilities. The FRB conducted an examination of the Company in 2000 and determined that the Company required special supervisory attention. To implement this corrective action, the FRB and the Company entered into a Memorandum of Understanding ("MOU") on April 26, 2000.

         Pursuant to the MOU, the Company is required to: obtain prior approval for dividend declarations or payments, increasing any borrowing or incurring any debt, repurchasing any of its stock, engaging in new lending activities, engaging in any new line of business, appoint a new director, or hiring or promoting any new senior executive officer; submit an acceptable capital plan to improve and maintain required capital levels and submit an acceptable plan to enhance the board's supervision of operations and management of the consolidated organization, including the policies and procedures related to credit administration. The agreement also establishes a schedule for compliance and requires additional regulatory reporting by the Company.

          On May 29, 1998, the Company gave notice of its' call for partial redemption of $2,625,000 principal amount of the Professional Bancorp, Inc., 8.50% Convertible Subordinated Reset Notes due March 1, 2004. As a result of this call, approximately $2,552,000 of the notes converted to 200,955 shares of common stock and $73,000 in notes were redeemed by the June 30, 1998 redemption date. For the first three months ended March 31, 2000, no notes were converted into shares of common stock. The principal balance of notes outstanding at March 31, 2000 were $679,000.

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

          The Bank's primary sources of liquidity are federal funds sold to other banks and the investment securities portfolio. For the three months ended March 31, 2000, federal funds sold averaged $32.8 million, compared to $7.1 million for the same period in 1999. In addition, securities in the available-for-sale portfolio can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs primarily as collateral for reverse repurchase agreements. The fair value of securities available-for-sale and securities held-to-maturity at March 31, 2000, were $45.9 million and $17.2 million, respectively.

          The Bank sells securities under agreements to repurchase. Securities sold under repurchase agreements are recorded as short-term obligations. During the first three months of 2000, there were no securities sold under agreements to repurchase.

          On a stand-alone basis, the Company's primary source of liquidity is dividends from the Bank. Dividends by the Bank to the Company are subject to regulatory restrictions. At March 31, 2000, the Company had cash of $432,000. Under applicable law, the Bank cannot currently, and for the next several years will probably not be able to, pay dividends to the Company with out the prior approval of the OCC. No assurance can be given that the OCC will permit the payment of dividends and the refusal to do so may require the Company to look to other sources of liquidity such as borrowings or the issuance of various types of securities.


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

         Management had successfully developed and implemented a Year 2000 Preparedness Plan. There is no known impact on the Company related to the Year 2000 issue. The Company will continue to monitor and test systems for each new century date milestone, including October 1, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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



                                                                                                         THERE                FAIR
                                          2000         2001        2002         2003        2004        AFTER       TOTAL     VALUE
                                          ----         ----        ----         ----        ----        -----       -----     -----
                                                                                    (U.S. $ EQUIVALENT IN THOUSANDS)
 ASSETS (1)

 SECURITIES
   U.S. government securities
           Fixed                    $    1,291   $    1,010  $            $    2,019  $       -     $      -     $ 4,320     $ 4,289

               Weighted average
                     interest rate        5.77   %     6.81  %                  5.89  %                             6.07   %

   U.S. government agency and
     mortgage-backed securities
           Fixed                             -            -           -        1,750        219       34,755      36,724      34,563
               Weighted average interest rate                                   5.65  %    7.02   %     6.44  %     6.18   %
           Variable                          -            -           -            -          -       14,503      14,503      14,284
               Weighted average interest rate                                                           5.97  %     5.97   %

 Municipal securities
            Fixed                            -            -           -            -          -        2,551       2,551       2,375
               Weighted average interest rate                                                           4.27  %     4.27   %
   Small Business Administration  securities
           Variable                          -            -           -            -          -          636         636         626
               Weighted average interest rate                                                           7.13  %     7.13   %
   Collateralized mortgage securities
           Fixed                             -            -           -            -          -        7,152       7,152       6,622
               Weighted average interest rate                                                           6.32  %     6.32   %
           Variable                          -            -           -            -          -            -           -           -
               Weighted average interest rate
   Federal Reserve Bank Stock
           Fixed                                          -           -            -          -          439         439         439
               Weighted average interest rate                                                           6.08  %     6.08   %

                                             -            -           -            -          -

 LOANS
           Fixed                         8,346       15,103       4,530        3,589      8,998        4,174      44,740      44,291
               Weighted average
                   interest rate          7.54   %     5.98  %     8.09   %     8.59  %    8.16   %     8.11  %     7.33   %

           Variable                     45,999       18,915      10,116        9,796     18,292        7,651     110,769    110,769
               Weighted average
                    interest rate         9.82   %    10.00  %    10.17   %    10.18  %   10.17   %     9.87  %     9.97   %



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


                                                                                                     THERE                    FAIR
                                         2000        2001         2002         2003       2004       AFTER       TOTAL        VALUE
                                         ----        ----         ----         ----       ----       -----       -----        -----
                                                                   (U.S. $ EQUIVALENT IN THOUSANDS)

 LIABILITIES (1)

 DEPOSITS
   Noninterest-bearing transaction
     accounts                           115,129  $         -  $       -   $      -  $      -  $       - $$   115,129  $  115,129
      Weighted average interest rate       0.00  %         -          -          -         -          -        0.00  %
   Interest-bearing transaction
         accounts                        15,787            -          -          -         -          -       15,787      15,787
      Weighted average interest rate       0.76  %         -          -          -         -          -         0.76  %
   Savings and money market accounts     94,044            -          -          -         -          -       94,044      94,044
      Weighted average interest rate       2.20  %         -          -          -         -          -         2.20  %
   Certificates of deposit and
         other time deposits
      Fixed                              43,873         1,710         -          -         -          -       45,583      45,666
      Weighted average interest rate       4.25  %       4.49         -          -         -          -         4.25  %

 CONVERTIBLE NOTES                            -           -           -          -         -        6.79         679         679
      Weighted average interest rate          -           -           -          -         -        8.09. %     8.09  %

 OFF-BALANCE SHEET ASSETS                     -           -           -          -         -          -          -           -
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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Form 8-K filed on January 5, 2000, announcing the engagement of Moss Adams LLP as its Independent Auditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

      10.21* First amendment to Employment Agreement with Gene Gaines effective February 1, 2000 (filed as Exhibit 10.21 in the Company's 1999 10-K Report and incorporated herein by this reference).

      10.22* First amendment to Employment Agreement with Larry Patapoff effective February 1, 2000 (filed as Exhibit 10.22 in the Company's 1999 10-k Report and incorporated herein by this reference.)

      10.23       Regulatory Agreement with OCC dated March 22, 2000 (filed as
                  Exhibit 10.23 in the Company's 1999 10-k Report and incorporated herein by this reference.)

      10.24 Key Employee Incentive Agreement between the Bank and Nancy Ferretti-Foster dated December 21, 2000 (filed as Exhibit
                  10.24 in the Company's 1999 10-k Report and incorporated herein by this reference.)

      10.25 Key Employee Incentive Agreement between the Bank and Sharon Schmidt dated December 21, 1999 (filed as Exhibit 10.25 in the Company's 1999 10-k Report and incorporated herein by this reference).

      21 Subsidiaries of the Registrant (filed as Exhibit in the Company's 1986 10-K Report and incorporated herein by this reference).

      23.1 Consent of Moss Adams LLP (filed as Exhibit 23.1 in the Company's 1999 10-k Report and incorporated herein by this reference).

      23.2 Consent of KPMG LLP (filed as Exhibit 23.2 in the Company's 1999 10-k Report and incorporated herein by this reference).

      23.3        Memorandum of Understanding between Professional Bancorp, Inc.
                  and The Federal Reserve Bank of San Francisco

      27          Financial Data Schedule



*Identified as a management contract or compensatory agreement.

(B) REPORTS ON FORM 8-K: FORM 8K FILED ON JANUARY 6, 2000 ANNOUNCING THE ENGAGEMENT OF MOSS ADAMS LLP AS THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANT.



                                   SIGNATURES



Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   PROFESSIONAL BANCORP, INC.
                                  (Registrant)



Date:    May 15, 2000              /S/GENE F. GAINES
                                   Gene F. Gaines
                                   Chief Executive Officer and President


Date:    May 15, 2000              /S/ LARRY PATAPOFF
                                   Chief Financial Officer