Form 10-Q/A
period 2000-03-31
PROFESSIONAL BANCORP INC
filed 2000-05-19
CIK 700914

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

Moss Adams LLP

Los Angeles, California
May  11, 2000


                    PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

     (In thousands)                                                     MARCH 31,             DECEMBER 31,
                                                                          2000                    1999
                                                                          ----                    ----
                                                                       (UNAUDITED)             (AUDITED)
     ASSETS
     Cash and due from banks:
          Noninterest-bearing                                      $       26,817          $      15,721
          Interest-bearing                                                    797                    697
     Federal funds sold                                                    38,500                 27,000
                                                                      -----------          -------------
     Cash and cash equivalents                                             66,114                 43,418

     Securities available-for-sale (cost of $48,803 and
          $48,187 in 2000 and 1999, respectively)                          45,949                 45,525
     Securities held-to-maturity (fair value of $17,232
          and $17,901 in 2000 and 1999, respectively)                      17,519                 18,200
     Loans (net of allowance for loan losses of $6,984
          and $5,873 in 2000 and 1999, respectively)                      148,339                156,484
     Premises and equipment, net                                            1,084                  1,152
     Deferred tax asset                                                     2,844                  2,844
     Accrued interest receivable and other assets
                                                                            5,922                  5,867
                                                                      -----------          -------------
     TOTAL ASSETS                                                     $   287,771          $     273,490
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



                                    PROFESSIONAL BANCORP, INC. AND SUBSIDAIRY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


  (UNAUDITED)  (IN THOUSANDS)                                                  T      THREE MONTHS ENDED MARCH 31,
                                                                                         2000              1999
                                                                                         -----             ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                              $             11   $          336
     Adjustments to reconcile net earnings to net
      Cash provided by operating activities:

       Depreciation and amortization                                                        96               113
       Provision for loan losses                                                         1.094               125
       (Gain) loss on sales of securities available-for-sale                                 -              (35)
       Amortization of convertible note expense                                             11                 5
       Increase in deferred tax asset                                                        -             (137)
       Decrease (increase) in accrued interest receivable and other assets                (56)               366
       Increase (decrease) in accrued interest payable and other                          (62)             (175)

  liabilities
       Net amortization of premiums and discounts
          on securities held-to-maturity                                                    34                65
       Net amortization of premiums and discounts
          on securities available-for-sale                                                  36                90
                                                                                --------------      ------------
          Net cash provided by operating activities                                      1,164               753

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from:
      Maturities of securities held-to-maturity                                              -               250
      Maturities of securities available-for-sale                                            -                 -
      Sales of securities available-for-sale                                                 -            25,592
    Principal payments and maturities of:
      Mortgage-backed securities held-to-maturity                                          647             1,746
      Mortgage-backed securities available-for-sale                                        650             3,871
    Purchases of securities available-for-sale                                          (1,305)             (499)
    Net (increase) decrease in loans                                                     7,052           (15,852)
    Purchase of bank premises and equipment, net                                           (28)             (113)
                                                                                --------------      ------------
    Net cash provided by investing activities                                            7,016            14,995
                                                                                --------------      ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in demand deposits and savings accounts                     14,584           (14,257)
    Net increase (decrease) in time deposits                                               (68)            3,827
    Cash dividends                                                                           -                 -

                                                                               ----------------  ----------------
  Net cash provided by (used in) in financing activities                                14,516           (10,430)
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  22,696             5,318
                                                                               ----------------  ----------------
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        43,419            31,965
                                                                               ----------------  ----------------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $          66,114            37,283
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


         The $7.4 million in accruing loans over 90 days or more past due and still accruing as of March 31, 2000 were all in the process of being collected, renewed, paid off or the credit quality was not impaired. Of the $2.9 million in accrual loans over 90 days or more past due at December 31, 1999 one loan for $1.5 million remained in the category at March 31, 2000. Two additional large loans totaling $5.1 million were included in this category at March 31, 2000. Subsequent to March 31, 2000 one loan for $2.3 million was renewed and is current. The two other loans totaling $4.3 million have been placed on nonaccrual status. It is the Company's practice to discourage "short-term" extensions. These loans are carried as "past due" to ensure proper underwriting and administrative controls.


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

      4.2 Warrant to purchase 12,500 shares of Common Stock dated 12-31-92 issued to Andrew E. Haas. (Filed as Exhibit 4.2 in the Company's 1998 Form 10-K and incorporated herein by this reference).

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

      10.7 Amendment No. 1 to Consulting Agreement dated as of August 12, 1996 between Professional Bancorp, Inc., First Professional Bank, N.A. and Network Health Financial Services, Inc. (Filed as Exhibit 10.7 in the Company's 1998 Form 10-K and Incorporated herein by reference).

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

      10.12 Lease for premises at 8600 West 3rd Street, Suite #1, Los Angeles, California (filed as Exhibit 10.6 in the Company's 1983 10-K Report and incorporated herein by this reference).

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

      10.22* First amendment to Employment Agreement with Larry Patapoff effective February 1, 2000 (filed as Exhibit 10.22 in the Company's 1999 10-k Report and incorporated herein by this reference).

      10.23       Regulatory Agreement with OCC dated March 22, 2000 (filed as
                  Exhibit 10.23 in the Company's 1999 10-k Report and incorporated herein by this reference).

      10.24 Key Employee Incentive Agreement between the Bank and Nancy Ferretti-Foster dated December 21, 2000 (filed as Exhibit
                  10.24 in the Company's 1999 10-k Report and incorporated herein by this reference).

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