Form 10-Q
period 2000-06-30
PROFESSIONAL BANCORP INC
filed 2000-08-14
CIK 700914

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2000


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


As of July 25, 2000, 2,030,754 shares of the Registrant's $0.008 par value common stock were outstanding.


================================================================================

                           PROFESSIONAL BANCORP, INC.
                                      INDEX



                                                                           PAGE

PART I.  FINANCIAL INFORMATION


         Item 1.    Financial Statements


                    Independent Accountants' Report                          3

                    Consolidated Balance Sheets as of
                    June 30, 2000 and December 31, 1999                      4

                    Consolidated Statements of Operations
                    for the three and six months ended June 30, 2000
                    and 1999                                                 5

                    Consolidated Statements of Comprehensive Income
                    for the three and six months ended June 30, 2000
                    and 1999                                                6

                    Consolidated Statements of Changes in
                    Shareholders Equity for the six months ended June
                    30, 2000 and 1999                                       7

                    Consolidated Statements of Cash Flows for the
                    six months ended June 30, 2000 and 1999                 8

                    Notes to Consolidated Financial Statements              9


         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    10


         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk                                      29


PART II. OTHER INFORMATION


         Item 1.    Legal Proceedings                                      31

         Item 2.    Changes in Securities                                  31

         Item 3.    Defaults Upon Senior Securities                        31

         Item 4.    Submission of Matters To A Vote of Security Holders    31

         Item 5.    Other Information                                      31
         Item 6     Exhibits and Reports on Form 8-K                       32


         Signatures                                                        35

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS



                         Independent Accountants' Report


To the Board of Directors and Shareholders
Professional Bancorp, Inc. and Subsidiary

We have reviewed the accompanying condensed consolidated balance sheet of Professional Bancorp, Inc. and Subsidiary as of June 30, 2000 and the related condensed consolidated statements of operations and comprehensive loss, changes in shareholder's equity, and cash flows for the three month and six month period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

Moss Adams LLP

Los Angeles, California
July 28, 2000




                    PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

(In thousands)                                                   JUNE 30,     DECEMBER 31,
                                                                   2000          1999
                                                                   ----          ----
                                                                (UNAUDITED)    (AUDITED)
ASSETS
Cash and due from banks:
     Noninterest-bearing                                         $  28,571    $  15,721
     Interest-bearing                                                  405          697
Federal funds sold                                                  47,450       27,000
                                                                 ---------    ---------
  Cash and cash equivalents                                         76,426
                                                                                 43,418

Securities available-for-sale (cost of $48,058 and
     $47,748 in 2000 and 1999, respectively)                        45,540       45,086
Securities held-to-maturity (fair value of $16,316
     and $18,340 in 2000 and 1999, respectively)                    16,597       18,639
Loans (net of allowance for loan losses of $7,276
     and $5,873 in 2000 and 1999, respectively)                    121,351      156,484
Premises and equipment, net                                          1,027        1,152
Deferred tax asset                                                   2,844        2,844
Accrued interest receivable and other assets                         4,618        5,867
                                                                 ---------    ---------
TOTAL ASSETS                                                     $ 268,403    $ 273,490
                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
     Demand, noninterest-bearing                                 $ 116,322    $ 109,561
     Demand, interest-bearing                                       16,644       16,033
     Savings and money market                                       89,549       84,783
     Time deposits                                                  28,188       45,651
                                                                 ---------    ---------
Total deposits                                                     250,703      256,028

Convertible notes                                                      679          679
Accrued interest payable and other liabilities                       2,045        1,915
                                                                 ---------    ---------
Total liabilities                                                  253,427      258,622
                                                                 ---------    ---------
Commitments and contingent liabilities

Shareholders' equity:
Common stock, $.008 par value; 12,500,000 shares
     Authorized; 2,100,221 issued
     and 2,030,754 outstanding in both 2000 and 1999                    17           17
Additional paid-in-capital                                          21,271       21,271
Accumulated deficit                                                 (3,256)      (3,221)
Treasury stock, at cost (69,467 shares in both 2000 and 1999)         (537)
                                                                                   (537)
Unrealized loss on securities available-for-sale, net of taxes      (2,519)      (2,662)
                                                                 ---------    ---------
Total shareholders' equity                                          14,976       14,868
                                                                 ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                       $ 268,403    $ 273,490
                                                                 =========    =========


          See accompanying notes to consolidated financial statements.




                       PROFESSIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
(In thousands)
                                                        --------   --------   --------   -------
                                                           2000       1999       2000      1999
                                                        --------   --------   --------   -------
INTEREST INCOME
Loans                                                   $ 2,990    $ 3,194    $ 6,565    $ 6,078
Securities                                                1,006      1,057      2,013      2,379
Federal funds sold and securities purchased
     under agreements to resell                             696        163      1,169        246
Interest-bearing deposits in other banks                     11          5         16         37
                                                        -------    -------    -------    -------
TOTAL INTEREST INCOME                                     4,703      4,419      9,763      8,740
                                                        -------    -------    -------    -------

INTEREST EXPENSE
Deposits                                                    847        737      1,845      1,461
Convertible notes                                            14         14         25         30
Federal funds purchased and securities
     sold under agreements to repurchase                   --         --         --          109
                                                        -------    -------    -------    -------
TOTAL INTEREST EXPENSE                                      861        751      1,870      1,600
                                                        -------    -------    -------    -------
NET INTEREST INCOME                                       3,842      3,668      7,893      7,140
Provision for loan losses                                   650      1,047      1,743      1,172
                                                        -------    -------    -------    -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                        3,192      2,621      6,150      5,968
                                                        -------    -------    -------    -------

OTHER OPERATING INCOME
Net gain (loss) on sale securities available-for-sale      --            4       --           40
Merchant discount                                            71         79        143        140
Mortgage brokering fees                                       3          8          8         63
Service charges on deposits                                 247        229        482        458
Other income                                                155        128        293        263
                                                        -------    -------    -------    -------
TOTAL OTHER OPERATING INCOME                                476        448        926        964
                                                        -------    -------    -------    -------

OTHER OPERATING EXPENSES
Salaries and employee benefits                            1,944      1,786      3,791      3,491
Occupancy                                                   366        351        733        738
Furniture and equipment                                     197        214        371        423
Meetings and business development                            14         48         29        121
Donations                                                    25         66         36         90
Other promotion                                              56         73        120        143
Legal fees                                                  297        226        427        318
Audit, accounting and examinations                          105        130        157        173
Professional services                                       243        334        556        643
Strategic planning and other outside consulting              11         16         39         23
Office supplies                                              79         63        131        127
Telephone                                                    94         61        192        124
Postage                                                      35         33         68         69
Messenger service                                            29          8         45         14
FDIC assessment                                              30          6         59         13
Other assessments                                            43         48         83         92
Other expense                                               147        142        274        297
                                                        -------    -------    -------    -------
TOTAL OTHER OPERATING EXPENSES                            3,715      3,605      7,111      6,899
                                                        -------    -------    -------    -------
Earnings before taxes                                       (47)      (536)       (35)        33
Provision for income taxes                                 --         (277)      --          (43)
                                                        -------    -------    -------    -------
NET EARNINGS                                            $   (47)   $  (259)   $   (35)   $    76
                                                        =======    =======    =======    =======
EARNINGS PER SHARE
    Basic                                               $  (.02)   $ (0.13)   $  (.02)   $   .04
    Diluted                                             $    (a)   $    (a)   $    (a)   $   .04
(a) Anti dilutive

           See accompanying notes to consolidated financial Statements



                    PROFESSIONAL BANCORP, INC. AND SUBSIDAIRY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                              Three Months Ended     Six Months Ended
                                                  June  30,              June 30,
                                               -----------------     ----------------
                                                 2000      1999        2000     1999
                                               -----------------     ----------------
(In thousands)
Net earnings (loss)                            $   (46)   $  (259)   $   (35)   $    76
                                               -------    -------    -------    -------

Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising
       during the period                           338       (857)       144     (1,047)
   Reclassification adjustment                    --            8       --           19
                                               -------    -------    -------    -------
   Other comprehensive income                      338       (849)       144     (1,028)
                                               -------    -------    -------    -------

Comprehensive income (Loss)                    $   292    $(1,108)   $   109    $  (952)
                                               =======    =======    =======    =======


          See accompanying notes to consolidated financial statements.





                    PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                      SIX MONTH PERIOD ENDING JUNE 30, 2000




                                                                                   RETAINED                  ACCUMULATED
                                                                  ADDITIONAL       EARNINGS                     OTHER
                                             COMMON STOCK          PAID-IN       (ACCUMULATED     TREASURY  COMPREHENSIVE
(in thousands)                            SHARES       AMOUNT      CAPITAL         DEFICIT)        STOCK    INCOME (LOSS)   TOTAL
                                          ------       ------      -------         --------        -----    -------------   -----
                                        2,030,754   $       17   $   21,271    $   (3,221)   $     (537)   $   (2,662)   $   14,868



Conversion of Notes (Note 12)                --           --           --            --            --            --            --
Cash Dividends                               --           --           --            --            --            --            --
Change in net unrealized holding
     loss on securities available
     -for-sale
                                             --           --           --            --            --             143           143
Net earnings (loss)                          --           --           --             (35)         --            --             (35)
                                        ---------   ----------   ----------    ----------    ----------    ----------    ----------
Balance, June 30, 2000                  2,030,754   $       17   $   21,271    $   (3,256)   $     (537)   $   (2,519)   $   14,976

                                        =========   ==========   ==========    ==========    ==========    ==========    ==========




                                                             SIX MONTH PERIOD ENDING JUNE 30, 1999



                                                                                      RETAINED               ACCUMULATED
                                                                        ADDITIONAL    EARNINGS                  OTHER
                                                   COMMON STOCK          PAID-IN   (ACCUMULATED   TREASURY  COMPREHENSIVE
(in thousands)                                 SHARES       AMOUNT       CAPITAL     DEFICIT)      STOCK    INCOME (LOSS)    TOTAL
                                               ------       ------       -------     --------      -----    -------------    -----
Balance, December 31, 1998                     1,996,344   $      17   $  20,874   $   5,239    $    (537)   $    (271)   $  25,322



Conversion of Notes (Note 12)                     19,529        --           224        --           --           --           --
                                                                                                                                224
Cash Dividends                                      --          --          --          (101)        --           --           (101)
Change in net unrealized holding loss
    on securities available-for-sale
                                                    --          --          --          --           --         (1,028)      (1,028)
Net earnings (loss)                                 --          --          --            76         --           --             76
                                               ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance, June 30, 1999                         2,015,873   $      17   $  21,098   $   5,214    $    (537)   $  (1,299)   $  24,493
                                               =========   =========   =========   =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.





                    PROFESSIONAL BANCORP, INC. AND SUBSIDAIRY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


  (UNAUDITED)  (IN THOUSANDS)                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     2000         1999
                                                                                     -----        ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                   $    (35)   $     76
     Adjustments to reconcile net earnings to net
      Cash provided by operating activities:

       Depreciation and amortization                                                     208         294
       Provision for loan losses                                                       1,463       1,172
       (Gain) loss on sales of securities available-for-sale                            --           (39)
       Amortization of convertible note expense                                            7           9
       Increase in deferred tax asset                                                   --        (1,349)
       Decrease (increase) in accrued interest receivable and other assets             1,348         744
       Increase (decrease) in accrued interest payable and other liabilities             123        (593)
       Net amortization of premiums and discounts

          on securities held-to-maturity                                                  76         121
       Net amortization of premiums and discounts
          on securities available-for-sale
                                                                                          50         149
                                                                                    --------    --------
          Net cash provided by operating activities                                    3,240         584
                                                                                    --------    --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from:
      Maturities of securities held-to-maturity                                         --           250
      Maturities of securities available-for-sale                                      1,305        --
      Sales of securities available-for-sale                                            --        27,187
    Principal payments and maturities of:
      Mortgage-backed securities held-to-maturity                                      1,967       2,954
      Mortgage-backed securities available-for-sale                                    1,704       5,736
    Purchases of securities available-for-sale                                        (3,370)     (1,947)
    Net (increase) decrease in loans                                                  33,569     (27,558)
    Purchase of bank premises and equipment, net                                         (82)       (291)
                                                                                    --------    --------
    Net cash provided by investing activities                                         35,093       6,331
                                                                                    --------    --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in demand deposits and savings accounts                   12,138      (8,055)
    Net increase (decrease) in time deposits                                         (17,463)      3,806
    Cash dividends                                                                      --          (101)
                                                                                    --------    --------
  Net cash provided by (used in) in financing activities                              (5,325)     (4,350)
                                                                                    --------    --------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                33,008       2,565
                                                                                    --------    --------
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      43,418      31,964
                                                                                    --------    --------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 76,426    $ 34,529
                                                                                    ========    ========
  Supplemental disclosure of cash flow information -
       Cash paid during the period for:
       Interest                                                                        1,467       1,606
       Income taxes                                                                     --         1,120
  Supplemental disclosure of noncash items:
   Pretax change in unrealized losses on securities available for sale securities        143       1,816
       Conversion of notes                                                              --           215



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

           The financial position at June 30, 2000, and the results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

NOTE 2 - EARNINGS PER SHARE

           The actual number of shares outstanding at June 30, 2000 was 2,030,754. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.



                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                    -----------------------------------------------------------
                                                          2000            1999           2000          1999
(In thousands)
Net Income (Loss)
   used in basic earnings per share computation       $       (47)   $      (259)   $       (35)   $        76
Adjustments to net income per
   assumed effect of dilutive securities:
   Interest on convertible notes, net of tax effect          --                8           --               17
                                                      -----------    -----------    -----------    -----------
Adjusted earnings used in diluted earnings per
   share computation                                  $       (47)   $      (251)   $       (35)   $        93
                                                      -----------    -----------    -----------    -----------

Weighted average number of shares
   outstanding for computation basic earnings
   per share                                            2,030,754      2,015,227      2,030,754      2,011,189
Effect of dilutive securities:
   Options and warrants                                       (a)         71,277            (a)         68,228
   Convertible notes                                          (a)         68,375            (a)         73,039
                                                      -----------    -----------    -----------    -----------
Weighted average number of shares
   outstanding for calculation of diluted
   earnings per share                                   2,030,754      2,154,879      2,030,754      2,152,456

Basic earnings per share                              $     (0.02)  $      (0.13)  $      (0.02)  $       0.04

Diluted earnings per share                            $        (a)  $         (a)  $         (a)  $       0.04


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

RESULTS OF OPERATIONS

           The Company recorded a net loss of $47,000, or $(0.02) per basic share, for the second quarter of 2000, compared with a net loss of $259,000, or $(0.13) per basic share for the second quarter of 1999. The improvement during the second quarter of 2000 compared to 1999 resulted primarily from the increase in average interest earning assets and a lower provision for loan losses in 2000. The Company had total assets of $268.4 million at June 30, 2000, compared to $253.8 million at June 30, 1999.

           The net loss for the first six months of 2000 was $35,000, or $(0.02) per basic share compared to net earnings of $76,000, or $0.04 per basic and diluted share. The decrease between the first half of 2000 compared with the first half of 1999 was primarily due to the increase for provision for loan losses of $571,000 and the increase of other operating expenses of $212,000. These increases were partially offset by an increase in net interest income of $753,000.



           Return on average shareholders' equity for the second quarter and first half of 2000 were (1.26%) and (0.47%), respectively, compared to (4.01%) and 0.59% for the second quarter and first half of 1999, respectively. Additionally, return on average assets for the second quarter and first half of 2000 was (0.07%) and (0.02%), respectively, compared to (0.40%) and 0.06% for the second quarter and first half of 1999, respectively.

           Pre-tax operating earnings, which exclude the impact of gains or losses on the sale of securities and the provision for loan losses, increased $96,000, or 18.9%, to $603,000 for the second quarter of 2000 compared to $507,000 for the second quarter of 1999. Operating earnings for the first half of 2000 increased $543,000 or 46.6% to $1.7 million compared to $1.2 million for the first half of 1999. The increase was primarily due to the growth in average interest earning assets from $246.5 million and $252.2 million for the second quarter and first half of 2000, respectively, compared to $226.5 million and $227.2 million for the second quarter and first half of 1999, respectively. Additionally, the overall level of interest rates increased during 2000 compared to 1999.

            Total cash and cash equivalents increased $33.0 million, or 76.0% to $76.4 million from $43.4 million at December 31, 1999. This increase was primarily due to a reduction of the Bank's loan portfolio and an increase in deposits.

           Total investment securities decreased $1.6 million, or 2.5% to $62.1 million at June 30, 2000 compared to $63.7 million at December 31, 1999.

           Gross loans decreased $33.8 million, or 20.8%, to $128.8 million at June 30, 2000 compared to $162.6 million at December 31, 1999. Commercial loans decreased $30.0 million, or 24.1%, to $94.4 million from $124.4 million at December 31, 1999. Real estate secured loans increased $200,000, or 0.7%, to $27.7 million at June 30, 2000 compared to $27.5 million at December 31, 1999. These decreases were the result of loans being paid off in full, which includes one cash secured loan in the amount of $12.8 million. Management is focusing its efforts on reducing the concentration and risk off large loans. Concurrently, management is adjusting its underwriting to address industry concentration risk. Both of these efforts contributed to the decrease in loans.

           At June 30, 2000, nonperforming loans totaled $15.3 million, or 11.9%, of gross loans compared with $8.4 million or 5.2% of gross loans at December 31, 1999. The allowance for loan losses as a percent of nonperforming loans was 47.6% at June 30, 2000 compared to 69.8% at December 31, 1999.

           Total deposits decreased $5.3 million, or 2.1%, to $250.7 million at June 30, 2000 from $256.0 million at December 31, 1999. Non-interest-bearing demand deposit increased $6.7 million or 6.1% to $116.3 million at June 30, 2000 from $109.6 million at December 31, 1999. Time deposits decreased $17.5 million, or 38.3% to $28.2 million at June 30, 2000 from $45.7 million at December 31, 1999. The decrease was primarily due to the use of a $12.8 million certificate of deposit held at the Bank to pay off a loan in April, 2000.

           Other operating expense increased $110,000, or 3.1%, to $3.7 million for the second quarter of 2000 compared to $3.6 million for the same period in 1999. The increase was due primarily to higher staffing levels and increased legal fees associated with loan workout activities.

           The decrease of net earnings in the second quarter of 2000 is primarily due to increased provisions for loan losses. The Company recorded provisions for loan losses of $650,000 for the three-month period ended June 30, 2000, compared to a $1.0 million provision recorded for the same period in 1999.


NET INTEREST INCOME

           The Company's earnings depend primarily on net interest income, which is the difference between the interest and fees earned on loans and investments less the interest paid on deposits, borrowings and convertible notes. For the quarter ended June 30, 2000, net interest income increased 4.7% to $3.8 million from $3.7 million for the quarter ended June 30, 1999. The increase in net interest income for the second quarter of 2000 as compared to the same period in 1999 is primarily the result of a $20.0 million, or 8.8%, increase in average interest earning assets.

           Net interest income, when expressed as a percentage of average total interest earning assets, is referred to as the net interest margin. The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on deposits and other borrowed funds. The net interest margin was 6.24%, for the second quarter of 2000 compared to 6.50% for the same period in 1999.

           Average yield on interest earning assets decreased 19 basis points to 7.63% for the three months ended June 30, 2000 from 7.82% for the same period in 1999. While overall market interest rates generally were higher in 2000 than 1999, the level of non-accrual loans during the second quarter of 2000 reduced the yield. Average cost on interest bearing liabilities increased 9 basis points to 2.44% for the three months ended June 30, 2000 from 2.35% for the same period in 1999. Average non-interest bearing demand deposits for the second quarter of 2000 increased $15.1 million, or 15.1%, to $115.1 million from $100.0 million for the same period in 1999. Average yield on interest earning assets decreased two basis points to 7.74% for the six months ended June 30, 2000 from 7.76% for the same period in 1999. Again, the level of non-accrual loans during the first half of 2000 reduced the yield. Average cost on interest bearing liabilities increased one basis point to 2.49% for the six months ended June 30, 2000 from 2.48% for the same period in 1999. Average non-interest bearing demand deposits for the first six months of 2000 increased $15.9 million, or 16.3%, to $113.7 million from $97.8 million for the same period in 1999.

           Average federal funds sold increased $29.8 million, or 215.9%, to $43.6 million for the three months ended June 30, 2000 from $13.8 million for the same period in 1999. The average yield on federal funds increased 164 basis points to 6.39% for the second quarter of 2000 from 4.75% for the same period in 1999. The result was an increase in interest on federal funds sold of $533,000 to $696,000 for the second quarter of 2000 compared to $163,000 for the same period in 1999. Average federal funds sold increased $27.8 million, or 266.5%, to $38.2 million for the six months ended June 30, 2000 from $10.4 million for the same period in 1999. The average yield on federal funds increased 135 basis points to 6.12% for the first six months of 2000 from 4.77% for the same period in 1999. The result was an increase in interest on federal funds sold of $923,000 to $1.2 million for the first six months of 2000 compared to $246,000 for the same period in 1999. The increased volume was primarily due to the decrease in the Bank's loan portfolio and the increase in deposits.

           Average total investment securities decreased $9.8 million, or 13.5%, to $62.6 million for the three months ended June 30, 2000 from $72.4 million during the same period in 1999. The average yield on securities increased 57 basis points to 6.43% for the second quarter of 2000 from 5.86% for the same period in 1999. The net result was a decrease in interest on securities of $51,000 to $1.0 million for the second quarter of 2000 compared to $1.1 million for the same period in 1999. Average total investment securities decreased $19.1 million, or 23.3%, to $62.9 million for the six months ended June 30, 2000 from $82.0 million during the same period in 1999. The average yield on securities increased 55 basis points to 6.40% for the six months ending June 30, 2000 from 5.85% for the same period in 1999. The net result was a decrease in interest on securities of $366,000 to $2.0 million for the six months ended June 30, 2000 compared to $2.4 million for the same period in 1999.

           Average loans increased $70,000, or 0.1%, to $139.2 million for the three months ended June 30, 2000 compared to $139.1 million during the same period in 1999. While the volume of loans was substantially the same, the yield on loans decreased 62 basis points to 8.59% for the second quarter of 2000 from 9.21% for the same period in 1999. The decline in yield was primarily due to the increase in non-accrual loans and was partially offset by the rise in interest rates. The net result was a decrease in interest on loans of $204,000 to $3.0 million for the second quarter of 2000 compared to $3.2 million for the same period in 1999. Average loans increased $17.2 million, or 12.9%, to $150.6 million for the six months ended June 30, 2000 compared to $133.4 million during the same period in 1999. The yield on loans decreased 47 basis points to 8.72% for the first six months ended June 30, 2000 from 9.19% for the same period in 1999.

           Average interest-bearing liabilities increased $13.4 million, or 10.5%, to $141.3 million for the three months ended June 30, 2000 compared to $127.9 million during the same period in 1999. The cost of interest-bearing liabilities increased nine basis points to 2.44% for the second quarter of 2000 compared to 2.35% for the second quarter of 1999. Average interest-bearing liabilities increased $19.8 million, or 15.2%, to $150.0 million for the six months ended June 30, 2000 compared to $130.2 million during the same period in 1999. The cost of interest-bearing liabilities increased one basis point to 2.49% for the six months ended June 30, 2000 compared to 2.48% during the same period in 1999.

            Average convertible notes decreased $200,000, or 22.8%, to $679,000 for the three months ended June 30, 2000 from $879,000 during the same period in 1999. Average convertible notes decreased $240,000, or 26.1%, to $679,000 for the six months ended June 30, 2000 from $919,000 during the same period in 1999. Decreases in convertible bonds are a result of conversions to stock.

The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three months ended June 30, 2000 and 1999.

                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                     2000                               1999
                                                                     ----                               ----
                                                ------------------------------------------------------------------------------------
                                                AVERAGE     YIELD/                  AVERAGE         YIELD/
(in thousands)                                  BALANCE      RATE    INTEREST       BALANCE          RATE      INTEREST
                                                -------      ----    --------       -------          ----      --------

Assets
Interest-earning assets:
   Securities                                 $  62,568     6.43%    $   1,006      $  72,389          5.86%   $   1,057
   Loans(1)                                     139,159     8.59         2,990        139,089          9.21        3,194
   Federal funds sold                            43,572     6.39           696         13,751          4.75          163
   Interest-earning deposits - banks              1,197     3.69            11          1,317          1.51            5
                                              ---------              ---------      ---------                  ---------
         Total interest-earning assets          246,496     7.63         4,703        226,546          7.82        4,419
                                              ---------              ---------      ---------                  ---------
Deferred loan fees                                 (174)                                 (219)
Allowance for loan losses                        (7,067)                               (2,303)
Noninterest-earning assets:
   Cash and due from banks                       24,555                                24,700
   Premises and equipment                         1,090                                 1,404
   Other assets                                   8,389                                 5,986
                                              ---------                             ---------
        Total assets                          $ 273,289                             $ 256,114
                                              =========                             =========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits           $  15,975     0.69%    $      28      $  13,688          0.70%   $      24
   Savings and money market deposits             92,274     2.04           471         79,559          1.81          359
  Time deposits under $100,000                    7,313     4.01            73          8,716          4.19           91
  Time deposits of $100,000 and over             25,101     4.38           275         25,107          4.20          263
   Convertible notes                                679     8.07            14            879          6.04           13
   Repurchase agreements                           --        --            --            --             --           --
                                              ---------              ---------      ---------                  ---------
        Total interest-bearing liabilities      141,342     2.44           861        127,949          2.35          750
                                              ---------              ---------      ---------                  ---------


Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits          115,119                                99,951
   Other liabilities                              2,006                                 2,405
   Shareholders' equity                          14,822                                25,809
                                              ---------                             ---------
        Total liabilities and shareholders'   $ 273,289                             $ 256,114
        equity                                =========                             =========

Interest income as a percentage of average
   Earning assets                                           7.63%                                      7.82%
Interest expense as a percentage of average
   Interest-bearing liabilities                             2.44%                                      2.35%
Net interest margin and income                              6.24%    $   3,842                         6.50%   $   3,669
                                                                     =========                                 =========

(1)  Nonaccrual loans are included in average balances and rate calculations.


             The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the six months ended June 30, 2000 and 1999.

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                     2000                        1999
                                                                     ----                        ----

                                                     -------------------------------------------------------------------------------

                                                        AVERAGE       YIELD/             AVERAGE      YIELD/
(in thousands)                                          BALANCE        RATE   INTEREST   BALANCE       RATE     INTEREST
                                                        -------        ----   --------   -------       ----     --------

Assets
Interest-earning assets:
   Securities                                       $  62,938         6.40% $   2,013   $  82,045      5.85%    $   2,379
   Loans(1)                                           150,584         8.72      6,565     133,369      9.19         6,078
   Federal funds sold                                  38,163         6.12      1,169      10,413      4.77           246
   Interest-earning deposits - banks                      503         6.47         16       1,359      5.35            36
                                                    ---------               ---------   ---------               ---------



        Total interest-earning assets                 252,188         7.74      9,763     227,186      7.76         8,740
                                                    ---------               ---------   ---------               ---------
Deferred loan fees                                       (184)                               (212)
Allowance for loan losses                              (6,532)                             (2,089)
Noninterest-earning assets:
   Cash and due from banks                             25,955                              24,293
   Premises and equipment                               1,102                               1,424
   Other assets                                         8,737                               5,940
                                                    ---------                           ---------
        Total assets                                $ 281,266                           $ 256,542
                                                    =========                           =========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits                 $  15,138         0.69% $      52   $  13,699      0.73%    $      50
   Savings and money market deposits                   94,753         2.02        959      80,078      1.90           755
  Time deposits under $100,000                          7,450         4.00        149       8,707      4.27           184
  Time deposits of $100,000 and over                   31,946         4.29        685      22,460      4.24           472
   Convertible notes                                      679         7.39         25         919      6.54            30
   Repurchase agreements                                 --            --         --        4,368      5.02           109
                                                    ---------               ---------   ---------               ---------
                                                      149,966         2.49      1,870     130,231      2.48         1,600
                                                    ---------               ---------   ---------               ---------
        Total interest-bearing liabilities

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits                113,668                              97,795
   Other liabilities                                    2,649                               2,656
   Shareholders' equity                                14,983                              25,860
                                                    ---------                           ---------
        Total liabilities and shareholders'         $ 281,266                           $ 256,542
        equity                                      =========                           =========

Interest income as a percentage of average
   Earning assets                                                     7.74%                            7.76%
Interest expense as a percentage of average
   Interest-bearing liabilities                                       2.49%                            2.48%
Net interest margin and income                                        6.26%    $7,893                  6.34%    $   7,140
                                                                               ======                           =========

(1)  Nonaccrual loans are included in average balances and rate calculations.

           The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 2000 and 1999. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts.

                                                                   THREE MONTHS ENDED                   SIX  MONTHS ENDED
                                                                JUNE 30, 2000 AND 1999                JUNE 30, 2000 AND 1999

(in thousands)                                          VOLUME        RATE          TOTAL       VOLUME       RATE          TOTAL
                                                        ------        ----          -----       ------       ----          -----


Increase (decrease) in interest income:

     Securities                                         $(152)       $  97        $ (54)       $(591)       $ 208        $(383)
     Loans                                                  2         (214)        (212)         756         (323)         433



     Federal funds sold                                   458           73          531          825           88          913
     Interest-bearing deposits - banks                   --              7            6          (26)           6          (20)
                                                        -----        -----        -----        -----        -----        -----



                                                        $ 308        $ (37)       $ 271          964          (21)         943
                                                        -----        -----        -----        -----        -----        -----

Increase (decrease) in interest expense:

     Interest-bearing demand deposits                   $   4        $--          $   4        $   5        $  (3)       $   2
     Savings and money market deposits                     61           49          111          145           51          196



    Time deposits under $100,000                          (14)          (4)         (18)         (25)         (11)         (37)



    Time deposits of $100,000 and over                   --             11           11          202            6          208
     Convertible notes                                     (3)           4            1           (8)           3           (5)
     Repurchase agreements                               --           --           --            (54)         (54)        (109)
                                                        -----        -----        -----        -----        -----        -----



                                                           48           61          108          263           (8)         255
                                                        -----        -----        -----        -----        -----        -----

Increase (decrease) in net interest income              $ 260        $ (97)       $ 163        $ 700        $ (12)       $ 688
                                                        =====        =====        =====        =====        =====        =====




PROVISION FOR LOAN LOSSES

           The provision for loan losses is determined by management based upon the Company's loan loss experience, the performance of loans in the Company's portfolio, the quality of loans in the Company's portfolio, evaluation of collateral for such loans, the economic conditions affecting collectibility of loans, the prospects and financial condition of the respective borrowers or guarantors and such other factors which, in management's judgment, deserve recognition in the estimation of probable loan losses. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses.

           The Company recorded provisions for loan losses of $650,000 and $1.0 million for the three month period ended June 30, 2000 and 1999, respectively. The Company recorded provisions for loan losses of $1.7 million and $1.2 million for the six months ended June 30, 2000 and 1999, respectively. The increase in provision for loan losses for 2000 was due primarily to the increase in non-performing loans and the need for a general increase in the allowance for loan losses. Net charge-offs (recoveries) to average outstanding loans for the six months ending June 30, 2000 and 1999 were 0.23% and 1.17%, respectively.

OTHER OPERATING INCOME

           For the three months ended June 30, 2000, other operating income totaled $476,000 compared with $448,000 for the same period in 1999. The increase was primarily related to an $18,000 increase in service charges on deposits and other nonrecurring transactions.

OTHER OPERATING EXPENSE

           Other operating expenses for the three months ending June 30, 2000, totaled $3.7 million compared with $3.6 million for the same period in 1999. The increase primarily occurred in salaries and other employee benefits and legal fees, and was partially offset by reductions in donations, business development and auditing expenses.

           Salaries and other employee benefits increased approximately $300,000 to $3.8 million for the first six months of 2000 from $3.5 million for the same period in 1999. The increase primarily relates to an increase in staff and salaries and increased group health insurance expenses. Legal fees increased $109,000 to $427,000 for the first six months of 2000 compared to $318,000 for the same period in 1999. Legal expenses related to the workout of problem loans may be recovered after the loan is fully paid. Professional services decreased approximately $87,000 to $556,000 for the first six months of 2000 compared to $643,000 for the same period in 1999. The decrease was primarily due to the termination of a consulting agreement during the second quarter of 2000.

INCOME TAXES

           For the three and six months ended June 30, 2000, no income tax benefit was recorded. For the three and six months ended June 30, 1999, the company recorded a tax benefit of $277,000 and $43,000, respectively.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

           The Company reported total investment securities of $62.1 million at June 30, 2000. This represented a decrease of $1.6 million, or 2.5%, from $63.7 million at December 31, 1999.

           Securities available-for-sale increased $454,000, or 1.0%, to $45.5 million at June 30, 2000. The unrealized loss on securities held-for-sale was $2.5 million as of June 30, 2000, representing a $143,000 reduction of the accumulated unrealized loss. The following table sets forth the amortized cost and fair value of securities available-for-sale as of June 30, 2000 and December 31, 1999.

                                                                 JUNE 30, 2000


                                              ------------------------------------------------

                                                                           GROSS      GROSS
                                              AMORTIZED   UNREALIZED     UNREALIZED    FAIR
(in thousands)                                   COST        GAIN           LOSS      VALUE
                                                 ----        ----           ----      -----

U.S. Government agency and
   Mortgage-backed securities                 $37,744      $     6      $ 1,867      $35,883
Small Business Administration securities          617            1            5          613
Municipal securities                            2,550         --            161        2,389
Collateralized mortgage obligations             7,147         --            492        6,655
                                              -------      -------      -------      -------
        Total                                 $48,058      $     7      $ 2,525      $45,540
                                              =======      =======      =======      =======


                                                             DECEMBER 31, 1999

                                              ------------------------------------------------

                                                             GROSS         GROSS
                                              AMORTIZED    UNREALIZED   UNREALIZED    FAIR
(in thousands)                                   COST         GAIN         LOSS      VALUE
                                                 ----         ----         ----      -----

U.S. Government agency and
   mortgage-backed securities                 $37,393      $  --        $ 1,924      $35,469

Small Business Administration securities          647         --             16          631



Municipal securities                            2,551         --            173        2,378



Collateralized mortgage obligations             7,157         --            549        6,608
                                              -------      ------       -------      -------
        Total                                 $47,748      $  --        $ 2,662      $45,086
                                              =======      ======       =======      =======



           During the three months ended June 30, 2000, no securities available-for-sale were sold and $2.1 million of securities were purchased and classified as available for sale.

           Securities held-to-maturity decreased $2.0 million, or 11.0%, to $16.6 million at June 30, 2000, from $18.6 million at December 31, 1999. The amortized cost and fair value of securities held-to-maturity as of June 30, 2000, and December 31, 1999 are as follows:





                                                                   JUNE 30, 2000
                                            ----------------------------------------------

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED  UNREALIZED       FAIR
(in thousands)                                  COST        GAIN        LOSS         VALUE
                                                ----        ----        ----         -----

FRB Stock                                   $   405      $  --        $  --        $   405
U.S. Government securities                    3,026            3           29        3,000



U.S. Government agency securities             1,500         --             27        1,473
U.S. Government agency
   mortgage-backed securities                11,666           11          238       11,439
                                            -------      -------      -------      -------
        Total                               $16,597      $    14      $   294      $16,317
                                            =======      =======      =======      =======



                                                             DECEMBER 30, 2000
                                            ----------------------------------------------
                                                          GROSS        GROSS
                                             AMORTIZED   UNREALIZED  UNREALIZED       FAIR
(in thousands)                                  COST        GAIN        LOSS         VALUE
                                                ----        ----        ----         -----


FRB Stock                                   $   439      $  --        $  --        $   439
U.S. Government securities                    3,032           10           25        3,017



U.S. Government agency securities             1,750         --             31        1,719
U.S. Government agency                         --           --           --           --
   mortgage-backed securities
                                             13,418         --            253       13,165
                                            -------      -------      -------      -------
        Total                               $18,639      $    10      $   309      $18,340
                                            =======      =======      =======      =======





LOANS

           The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.



                                                  JUNE 30, 2000             DECEMBER 31, 1999
                                                  --------------            -----------------
           (in thousands)                    AMOUNT        % OF TOTAL    AMOUNT      % OF TOTAL
                                             ------        ----------    ------      ----------


           Commercial                       $  94,378        73.28%    $ 124,403       76.52%
           Real estate secured                 27,727        21.53        27,538       16.94
                                            ---------       ------     ---------      ------


                                              122,105        94.81       151,941       93.46

           Equity lines of credit               3,238         2.51         4,330        2.66


           Other lines of credit                1,628         1.26         4,689        2.88
           Installment
           Gross loans                          1,817         1.42         1,608        1.00
                                            ---------       ------     ---------      ------
                                              128,788       100.00%      162,568      100.00%

           Less:
                Allowance for loan losses      (7,276)                    (5,873)
                Deferred loan fees, net          (161)                      (211)
                                            ---------                  ---------


           Net loans                        $ 121,351                  $ 156,484
                                            =========                  =========


           Gross loans outstanding decreased by $33.8 million, or 20.8%, to $128.8 million at June 30, 2000 compared to $162.6 at December 31, 1999. A substantial portion of the decrease was due to the pay off of a single $12.8 million loan. The table above indicates that the loan portfolio mix at June 30, 2000 was relatively the same as December 31, 1999.


           Commercial loans consist primarily of short to medium term financing for small to medium sized health care-related companies and professionals located in Southern California. The commercial loans are primarily concentrated in the same sectors of the medical community from which the Company's deposit base is drawn and consists of medical practitioners, small group practices, large single-specialty groups, multi-specialty medical groups and other outpatient health care service companies. Approximately 74% and 77% of gross loans at June 30, 2000 and December 31, 1999, respectively, were commercial loans which were unsecured or collateralized by various business and personal property assets, including equipment and accounts receivable, contracts and the proceeds thereof, including capitation payments. As a matter of policy, the Company's commercial loan borrowers are required to submit financial statements and other financial data (for example, accounts receivable agings and enrollment summaries) on a periodic basis, in conformity with loan policies and procedures and regulatory guidelines, to loan officers for their review in monitoring the financial position and cash flow trends of borrowers. Under this policy, management generally gives a higher level of attention to borrowers failing to submit the required financial information. Senior lending officers review delinquency reports, overdrafts, borrowers' payment histories and periodic financial data to monitor creditworthiness and identify potential problem loans.

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

           Credit administrative policies discourage the use of "short-term" extensions while awaiting receipt of updated financial packages from borrowers. The policy is aimed at facilitating timely credit renewals. However, as a result of this policy, aggregate "past due" volumes will not necessarily be correlative to absolute asset quality measurements.

LARGE LOANS

           The Bank has 32 client relationships where the total amount of loans outstanding and available credit from loan commitments exceeds $2.0 million for any single borrower/relationship. As of June 30, 2000, the Bank had $61.3 million in loans outstanding, representing 48.6% of gross loans and $82.5 million of credit available to these relationships. As of June 30, 2000, five relationships with loans outstanding totaling $12.0 million had $11.1 million in loans outstanding which were on non-accrual status.

           As of December 31, 1999, the Bank had $83.9 million in loans outstanding, representing 51.6% of gross loans, and $21.5 million in credit available to 35 relationships each of which exceeded $2.0 million. At the end of 1999, two relationships totaling $5.2 million in loans outstanding had $3.3 million which were on non-accrual status.

           In addition, to the 35 client relationships discussed above, there were four other large loan relationships which totaled $14.1 million. Approximately $10.3 million of these loans were charged off during the year leaving a loan balance of $3.8 million currently being carried as non-accrual loans.

           As of December 31, 1999, there were four client relationships, with loans outstanding totaling $14.9 million, that have loan amounts outstanding and available loan commitments that are in excess of the Bank's current legal lending limit of $3.3 million and are therefore considered non-conforming as defined in 12USC84. Regulations prohibit the further extension of credit of any kind to these borrowers. The aggregate loans of the borrower are "grandfathered" until any of the borrower's credit facilities mature at which time the Bank must make every effort to bring the loans into conformity with the reduced lending limits unless to do so would be inconsistent with safe and sound banking practices.

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


DELINQUENCIES

           Loans past due 30-89 days decreased $4.1 million, or 74.6%, to $1.4 million as of June 30, 2000 from $5.5 million at December 31, 1999. Approximately $3.7 million of this decrease migrated to nonaccrual status and $400,000 was paid off in full. Loans over 90 days past due and still accruing decreased $2.7 million, or 93.1%, to $206,000 as of June 30, 2000 from $2.9 million at December 31, 1999. The net decrease was comprised of $2.2 million of loans that were put on nonaccrual status, one loan in the amount of $655,000 was paid in full, and five loans, totalling $200,000, that became 90 days past due in the year 2000.

           The following table sets forth information about nonperforming assets (which include nonaccrual loans, other real estate owned and other repossessed assets), accruing loans 90 days or more past due, and certain ratios.


                                                                  JUNE 30,     DECEMBER 31,
        (in thousands)                                              2000          1999
                                                                    ----          ----

        Nonperforming loans                                     $    15,281    $   8,412

        Other repossessed assets                                        146         --
                                                                -----------    ---------

             Total nonperforming assets                         $    15,427    $   8,412
                                                                -==========    =========

        Accruing loans 90 days or more past due                 $       206    $   2,891
                                                                -==========    =========



        Allowance for loan losses as a percent of nonperforming loans

                                                                      47.62%       69.82%
        Nonperforming loans to gross loans(1)                         11.87%        5.17%
        Nonperforming assets(1)
             to gross loans                                           11.98%        5.17%
             to gross loans, OREO and repossessed assets              11.96%        5.17%
             to total assets                                           5.42%        3.08%

           (1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.


           Nonperforming assets increased to $15.4 million at June 30, 2000 from $8.4 million at December 31, 1999. This increase was primarily due to four borrowers with loans totaling $7.4 million being placed on nonaccrual status during the first six months ended June 30, 2000.


           The $206,000 of loans over 90 days or more past due and still accruing as of June 30, 2000 were all in the process of being collected, renewed, paid off or the credit quality was not impaired. Of the $2.9 million in accrual loans over 90 days or more past due at December 31, 1999, loans totaling $2.2 million were placed on nonaccrual and one loan in the amount of $655,000 was cured during the six months ended June 30, 2000.



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

           Additionally, the Company utilizes "migration analysis" as another means to assist management in estimating the level of the allowance for loan losses. Migration analysis is a statistical method that examines historic charge-off and classification trends prior to a charge-off to estimate potential losses inherent in the loan portfolio. In addition, the Company utilizes a comprehensive program that considers numerous variables, of which migration is one, to determine the adequacy of the allowance for loan losses for reserves nonspecific to certain credits.

           This program is consistent with the methodologies in Banking Circular
201. Amongst others, consideration is given to historical and current trends in past due loans, charged-off loans, nonaccruals, the nature and mix of the loan portfolio, and local, regional, industry, and national economic trends in determining loan loss adequacy. Finally, credit administration, corresponding loan polices and procedures, and timely problem loan identification are integral to the sound determination of the allowance for loan losses. Based on information available at June 30, 2000, management believes a $7.3 million allowance for loan losses, which constitutes 5.65% of gross loans, is adequate as an allowance against probable and estimable losses.

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

           The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity during the six months ended June 30, 2000, and 1999:

                                                                      SIX MONTHS ENDED
                                                                      ----------------

                                                                 JUNE 30,        JUNE 30,
   (in thousands)                                                  2000            1999
                                                                   ----            ----

Balance at beginning of period                                   $   5,873     $   2,200
Provision for loan losses                                            1,743         1,172
                                                                               ---------
                                                                     7,616         3,372
                                                                 ---------     ---------
Loans charged-off                                                      752         1,636
Recoveries on loans previously charged-off                            (412)          (77)
                                                                 ---------     ---------
   Net charge-off (recoveries)                                         340         1,559
                                                                 ---------     ---------
Balance at end of period                                         $   7,276     $   1,813
                                                                 =========     =========

Gross loans outstanding at end of period                         $ 128,788     $ 143,962
Average gross loans outstanding during period                      150,584       133,369

Net charge-off (recoveries) to average gross loans outstanding
                                                                      0.23%         1.17%
Allowance for loan losses:
     to gross loans                                                   5.65%         1.26%
     to nonperforming loans(1)                                       47.61%        78.79%
     to nonperforming assets(1)                                      47.16%        70.46%

   (1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.


           The allowance for losses on loans was $7.3 million at June 30, 2000 compared to $1.8 million at June 30, 1999. The increase was primarily due to the increase in nonperforming loans and an increase in the provision for loan losses relating to identified weaknesses in a small number of loans, of substantial dollar amounts, which may take an extended period of time to resolve.

           Loans charged-off for the six months ended June 30, 2000 decreased to $752,000, compared to $1.6 million for the same period in 1999. Loans charged-off during the first half of 1999 included a single loan of $1.5 million.


           Recoveries for the six months ended June 30, 2000 increased to $412,000 from $77,000 for the same period in 1999. The increase was primarily due to the recovery on three loans totaling $303,000.

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

           The Company had $15.5 million in impaired loans as of June 30, 2000. The carrying value of impaired loans for which there is a related allowance for loan losses was $10.4 million, with the amount of specific allowance for loan losses allocated to these loans of $2.3 million. There was $5.1 million in impaired loans for which there were general allowances allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the second quarter of 2000 was approximately $13.2 million and there was no income recorded utilizing either the cash basis or accrual basis method of accounting. Impaired loans at June 30, 2000 included $15.3 million of nonaccrual loans.

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

DEPOSITS


           Total deposits at June 30 2000 were $250.7 million, a decrease of $5.3 million or 2.1% from $256.0 million at December 31, 1999. The Company attracts deposits primarily from individuals and businesses related to the health care services industry, as well as other professionals and professional services firms. The Company has no brokered deposits and the Company's practice is to not purchase brokered deposits.

           The following table sets forth the amount of deposits by category and the percentage of each category to total deposits as of June 30, 2000 and December 31, 1999:



                                              JUNE 30, 2000               DECEMBER 31, 1999
 (in thousands)                           AMOUNT     % OF TOTAL       AMOUNT        % OF TOTAL
                                         -----------------------------------------------------

Demand, noninterest-bearing              $116,322        46.40%      $109,561          42.79%
Demand, interest-bearing                   16,644         6.64         16,033           6.26
Savings deposits                           14,869         5.93         12,606           4.92
Money market deposits                      74,680        29.79         72,177          28.19
Time deposits under $100,000                7,082         2.82          7,222           2.82
Time deposits of $100,000 and over         21,106         8.42         38,429          15.02
                                         --------      -------      ---------         ------
                                         $250,703      100.00%      $256,028          100.00%
                                         ========     =======       ========          ======


            At December 31, 1999, there was a $12.8 million time deposit which was collateral for a loan of the same amount. The loan was paid off with this deposit in April, 2000.

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

           The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of June 30, 2000.

                                                                        TO BE WELL
                                                                     CAPITALIZED UNDER
                                                  FOR CAPITAL        PROMPT CORRECTIVE
                                  ACTUAL       ADEQUACY PURPOSES     ACTION PROVISIONS
                            ---------------   ------------------    ------------------
(in thousands)              AMOUNT    RATIO   AMOUNT      RATIO     AMOUNT    RATIO
                            ------    -----   ------      -----     ------    -----
COMPANY
Leverage (1)               $14,937    5.52%   $10,827      4.00%   $13,534     5.00%
Tier 1 Risk-Based           14,937    9.29%     6,433      4.00%     9,650     6.00%
Total Risk-Based            17,691   11.00%    12,867      8.00%    16,084    10.00%

BANK
Leverage                    13,828    5.14%    10,756      4.00%    13,445     5.00%
Tier 1 Risk-Based           13,828    8.66%     6,387      4.00%     9,581     6.00%
Total Risk-Based            15,889    9.95%    12,775      8.00%    15,969    10.00%

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

           In early November, the Board hired Gene Gaines as Chief Executive Officer of the Bank; and effective February 1, 2000, Mr. Gaines was also appointed as the full time President and Chairman of the Board of the Bank and the Chairman of the Board and the Chief Executive Officer of the Company. Following that hiring, current management and the Boards of the Company and the Bank have implemented significant changes to the policies and organization of the Bank and the Company. In early December 1999, the Bank established a loan workout department and hired a senior vice president to review, develop and implement loan workout policies. In April, 2000, the Bank hired a full time Senior Lending Officer.




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

           In connection with the Formal Agreement, the Bank is preparing additional organizational and policy revisions, and is revising and expanding the Bank's loan portfolio management program. As a further commitment in its Formal Agreement, the Bank is developing and implementing a three-year strategic plan as well as profit and capital plans. These efforts are intended to meet the OCC's requirement that the Bank achieve the "well-capitalized" standard by September 30, 2000.

           The Formal Agreement requires the Bank to achieve by September 30, 2000 and to maintain (i) a capital leverage ratio equal to at least 5%, (ii) Tier 1 capital to risk weighted assets ratio equal to at least 6%, and (iii) a total capital to risk weighted assets of at least 10%.

            The following table sets forth the capital ratio for the Bank as of June 30, 2000 and the required ratios by September 30, 2000:

                                          REQUIRED BY THE
                                              FORMAL               EXCESS
                             ACTUAL          AGREEMENT          (DEFICIENCY)
                       ----------------   ---------------    -----------------
(In thousands)           AMOUNT  RATIO     AMOUNT   RATIO     AMOUNT   RATIO
                       ----------------   ---------------    -----------------
Leverage               $13,828    5.14    $13,445    5.00     $   383   0.14%
Tier 1 Risk Based       13,828    8.92      9,581    6.00       4,247   2.66
Total Risk Based        15,889    9.95     15,969   10.00        (80)  -0.05


           As of June 30, 2000, the Bank's Tier 1 leverage and Tier 1 risk based capital ratios met the "well-capitalized" criteria and exceed the levels imposed by the Formal Agreement. The Bank's total risk based capital ratio has a deficiency of five basis points. Capital requirements of the federal banking regulators, however, could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth.


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

           Pursuant to the MOU, the Company is required to: obtain prior approval before declaring or paying any dividends, increasing any borrowings or incurring any debt, repurchasing any of its stock, engaging in new lending activities, engaging in any new line of business, appoint a new director, or hiring or promoting any new senior executive officer; submit an acceptable capital plan to improve and maintain required capital levels and submit an acceptable plan to enhance the Board's supervision of operations and management of the consolidated organization, including the policies and procedures related to credit administration. The agreement also establishes a schedule for compliance and requires additional regulatory reporting by the Company.

            On May 29, 1998, the Company gave notice of its call for partial redemption of $2,625,000 principal amount of the Professional Bancorp, Inc., 8.50% Convertible Subordinated Reset Notes due March 1, 2004. As a result of this call, approximately $2,552,000 of the notes converted to 200,955 shares of common stock and $73,000 in notes were redeemed by the June 30, 1998 redemption date. For the six months ended June 30, 2000, no notes were converted into shares of common stock. The principal balance of notes outstanding at June 30, 2000 were $679,000.





LIQUIDITY

            The Bank's primary sources of liquidity are federal funds sold to other banks and the investment securities portfolio. For the three months ended June 30, 2000, federal funds sold averaged $43.6 million, compared to $1.4 million for the same period in 1999. In addition, securities in the available-for-sale portfolio can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs primarily as collateral for reverse repurchase agreements. The fair value of securities available-for-sale and securities held-to-maturity at June 30, 2000, were $45.5 million and $16.3 million, respectively.

            The Bank sells securities under agreements to repurchase. Securities sold under repurchase agreements are recorded as short-term obligations. During the six months ended June 30, 2000, there were no securities sold under agreements to repurchase.

           The Company's primary source of liquidity is dividends from the Bank. Dividends by the Bank to the Company are subject to regulatory restrictions. Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed its net earnings, as defined, for that year combined with its retained net earnings for the proceeding two years. At June 30, 2000, the Company had cash of $886,000. Under applicable law, the Bank cannot currently, and for the next several years will probably not be able to, pay dividends to the Company with out the prior approval of the OCC. No assurance can be given that the OCC will permit the payment of dividends and the refusal to do so may require the Company to look to other sources of liquidity such as borrowings or the issuance of various types of securities.


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

                                                                                                                   THERE
                                              2000          2001            2002       2003          2004          AFTER
                                              ----          ----            ----       ----          ----          -----
                                                                                                (U.S. $ EQUIVALENT IN THOUSANDS)
 ASSETS (1)

 SECURITIES
   U.S. government securities
     Fixed                                 $     --      $    1,009    $    --    $     2,017    $     --      $     --
        Weighted average interest rate           --%           6.81%        --           5.89%         --            --
  U.S. government agency and
     mortgage-backed securities
     Fixed                                       --            --            860        2,700          195        36,215
        Weighted average interest  rate          --            --           7.17%        6.61%        6.46%         6.42%
     Variable                                    --            --           --           --            --         13,634
        Weighted average interest rate           --            --           --           --            --           6.38%
 Municipal securities
     Fixed                                       --            --           --           --            --          2,550
        Weighted average interest rate           --            --           --           --            --           4.27%
Small Business Administration securities
     Variable                                    --            --           --           --            --            615
        Weighted average interest  rate          --            --           --           --            --           7.37%
Collateralized mortgage securities
     Fixed                                       --            --           --           --            --          4,453
        Weighted average interest rate           --            --           --           --            --           6.54%
     Variable                                    --            --           --           --            --            --
        Weighted average interest rate
Federal Reserve Bank Stock
     Fixed                                       --            --           --           --            --            405
          Weighted average interest rate         --            --           --           --            --           6.08%



 LOANS
     Fixed                                    6,919           2,729        4,407        3,552        8,947         4,696
         Weighted average interest  rate       7.79%           8.37%        8.08%        8.59%        8.16%         8.42%

     Variable                                34,836          19,204        8,554        9,317       17,152         8,475
         Weighted average interest rate       10.08%          10.75%       10.60%       10.68%       10.68%        10.47%




                                                           FAIR
                                            TOTAL          VALUE
ASSETS (1)                                  -----          -----

 SECURITIES
   U.S. government securities
     Fixed                               $    3,026         $ 3,000
        Weighted average interest rate         6.20%
  U.S. government agency and
     mortgage-backed securities
     Fixed                                   39,970          37,964
        Weighted average interest  rate        6.45%
     Variable                                13,634          13,289
        Weighted average interest rate         6.38%
 Municipal securities
     Fixed                                    2,550           2,389
        Weighted average interest rate         4.27%
Small Business Administration securities
     Variable                                   615             611
        Weighted average interest  rate        7.87%
Collateralized mortgage securities
     Fixed                                    4,453           4,197
        Weighted average interest rate         6.54%           --
     Variable                                   --
        Weighted average interest rate
Federal Reserve Bank Stock
     Fixed                                      405             405
          Weighted average interest rate       6.08%





 LOANS
     Fixed                                   31,249          30,760
         Weighted average interest  rate       8.17%

     Variable                                97,538          97,538
         Weighted average interest rate       10.46%


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


                                                                                                                      THERE
                                                     2000          2001         2002         2003         2004        AFTER
                                                     ----          ----         ----         ----         ----        -----
                                                                                (U.S. $ EQUIVALENT IN THOUSANDS)

 LIABILITIES (1)

 DEPOSITS
Noninterest-bearing transaction accounts             116,322    $     --      $  --       $   --        $   --        $  --
  Weighted average interest rate                        0.00%         --         --           --            --           --

  Interest-bearing transaction accounts               16,644          --         --           --            --           --

  Weighted average interest rate                        0.73%         --         --           --            --           --

Savings and money market accounts                     89,549          --         --           --            --           --
  Weighted average interest rate                        2.25%         --         --           --            --           --

Certificates of deposit and other time deposits

     Fixed                                            26,599        1,589        --           --            --           --
     Weighted average interest rate                     4.37%        4.37%       --           --            --           --


 CONVERTIBLE NOTES                                        --          --         --           --             679         --
     Weighted average interest rate                       --          --         --           --            8.09         --%

  OFF-BALANCE SHEET ASSETS                                --          --         --           --             --          --
  ------------------------                                --          --         --           --             --          --




                                                     TOTAL          VALUE
                                                     -----          -----


 LIABILITIES (1)

 DEPOSITS
Noninterest-bearing transaction accounts        $   116,322     $   116,322
  Weighted average interest rate                       0.00%

  Interest-bearing transaction accounts               16,644          16,644

  Weighted average interest rate                       0.73%

Savings and money market accounts                     89,549          89,549
  Weighted average interest rate                        2.25%

Certificates of deposit and other time deposits

     Fixed                                            28,188          28,215
     Weighted average interest rate                     4.37%



 CONVERTIBLE NOTES                                       679             679
     Weighted average interest rate                     8.09%

OFF-BALANCE SHEET ASSETS                                --              --
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

                           PART II - OTHER INFORMATION




ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Shareholders of the Company was held on June 28, 2000. At the meeting, the following individuals were elected to serve as the Company's Board of Directors until the 2001 Annual Meeting of Shareholders and until their successors are elected and have qualified.

                                        FOR                 AUTHORITY WITHHELD
--------------------------------------------------------------------------------
Richard A. Berger                    1,491,018                  93,130
Gene F. Gaines                       1,491,293                  92,855
Ronald L. Katz, M.D.                 1,491,283                  92,865
Robert J. Margolis, M.D.             1,491,283                  92,865
Lynn O. Poulson                      1,491,293                  92,855
William C. Walbrecher, Jr.           1,491,293                  92,855
--------------------------------------------------------------------------------

           The appointment of Moss Adams LLP as independent public accountants of the Company for the year ended December 31, 2000 was ratified at the 2000 Annual Meeting of Shareholders by the following:

          FOR                      AGAINST OR WITHHELD      ABSTAINED
--------------------------------------------------------------------------------
       1,447,014                        134,800               2,234


ITEM 5.    OTHER INFORMATION

           Form 8-K was filed on August 11, 2000, announcing the Definitive Agreement to be acquired by First Community Bank.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

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

10.21* First amendment to Employment Agreement with Gene Gaines effective February 1, 2000 (filed as Exhibit 10.21 in the Company's 1999 10-K Report and incorporated herein by this reference.

10.22* First amendment to Employment Agreement with Larry Patapoff effective February 1, 2000 (filed as Exhibit 10.22 in the Company's 1999 10-k Report and incorporated herein by this reference).

10.23     Regulatory  Agreement with OCC dated March 22, 2000 (filed as Exhibit
          10.23 in the Company's 1999 10-k Report and incorporated herein by this reference).

10.24* Key Employee Incentive Agreement between the Bank and Nancy Ferretti-Foster dated December 21, 2000 (filed as Exhibit 10.24 in the Company's 1999 10-k Report and incorporated herein by this reference).

10.25* Key Employee Incentive Agreement between the Bank and Sharon Schmidt dated December 21, 1999 (filed as Exhibit 10.25 in the Company's 1999 10-k Report and incorporated herein by this reference).

10.26*    Employee agreement dated December 1, 1999 with Robert Dyck and the
          Bank.

10.27*    Employee agreement dated March 6, 2000 wif Athar Khan and the Bank.

10.28*    Employee agreement dated April 4, 2000 with Patti Derry and the Bank.

10.29*    Employee agreement dated May 11, 2000 with Jae Souverielle and the
          Bank.

 21 Subsidiaries of the Registrant (filed as Exhibit in the Company's 1986 10-K Report and incorporated herein by this reference).

 23.1 Consent of Moss Adams LLP (filed as Exhibit 23.1 in the Company's 1999 10-k Report and incorporated herein by this reference).

 23.2 Consent of KPMG LLP (filed as Exhibit 23.2 in the Company's 1999 10-K Report and incorporated herein by this reference)

 23.3 Memorandum of Understanding between Professional Bancorp, Inc. and The Federal Reserve Bank of San Francisco (filed as Exhibit 23.3 in the Company's 2000 10-Q and incorporated by this reference).

 27        Financial Data Schedule

*Identified as a management contract or compensatory agreement.

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



                                                      PROFESSIONAL BANCORP, INC.
                                                      --------------------------
                                                      (Registrant)



Date:      August 14, 2000                            /S/GENE F. GAINES
                                                      ------------------
                                                      Gene F. Gaines
                                                      Chief Executive Officer
                                                      and President


Date:      August 14, 2000                             /S/ LARRY PATAPOFF
                                                      ------------------
                                                      Chief Financial Officer