Form 10-Q
period 2000-09-30
PROFESSIONAL BANCORP INC
filed 2000-11-14
CIK 700914

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


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


         As of November 8, 2000, 2,030,754 shares of the Registrant's $0.008 par value common stock were outstanding.


                           PROFESSIONAL BANCORP, INC.
                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I.       FINANCIAL INFORMATION


         Item 1.  Financial Statements


                  Consolidated Balance Sheets as of
                  September 30, 2000 and December 31, 1999                                        3

                  Consolidated Statements of Operations
                  for the three and nine months ended September 30, 2000 and 1999                 4

                  Consolidated Statements of Comprehensive Income
                  for the three and nine months ended September 30, 2000 and 1999                 5

                  Consolidated Statements of Changes in
                  Shareholders Equity for the nine months ended September 30,
                          2000 and 1999.                                                          6

                  Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2000 and 1999                                               7

                  Notes to Consolidated Financial Statements                                      8


         Item 2.  Management's Discussion and Analysis of Financial Condition

                  and Results of Operations                                                      12


         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     31


PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings                                                              33

         Item 2.  Changes in Securities and Use of Proceeds                                      33

         Item 3.  Defaults Upon Senior Securities                                                33

         Item 4.  Submission of Matters To A Vote of Security Holders                            33

         Item 5.  Other Information                                                              33
         Item 6   Exhibits and Reports on Form 8-K                                               34


         Item 7   Signatures                                                                     37

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS



                    PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

     (Dollars in thousands)                                               SEPTEMBER 30,           DECEMBER 31,
                                                                             2000                    1999
                                                                             ----                    ----
                                                                          (UNAUDITED)             (AUDITED)
     ASSETS Cash and due from banks:
          Noninterest-bearing                                              $    22,315           $    15,721
          Interest-bearing                                                         432                   697
     Federal funds sold                                                         78,650                27,000
                                                                           -----------             ---------
     Cash and cash equivalents                                                 101,397                43,418

     Securities available-for-sale (cost of $49,542 and
          $47,748 in 2000 and 1999, respectively)                               47,665                45,086
     Securities held-to-maturity (fair value of $15,479
          and $18,340 in 2000 and 1999, respectively)                           15,560                18,639
     Loans (net of allowance for loan losses of $5,458
          and $5,873 in 2000 and 1999, respectively)                           110,508               156,484
     Premises and equipment, net                                                   900                 1,152
     Deferred tax asset                                                          2,844                 2,844
     Accrued interest receivable and other assets                                8,152                 5,867
                                                                           -----------             ---------
     TOTAL ASSETS                                                          $   287,026            $  273,490
                                                                           ===========             =========


     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
     Deposits:
          Demand, noninterest-bearing                                      $   119,815           $   109,561
          Demand, interest-bearing                                              14,244                16,033
          Savings and money market                                             108,739                84,783
          Time deposits                                                         24,023                45,651
                                                                           -----------             ---------
     Total deposits                                                            266,821               256,028

     Convertible notes                                                             679                   679
     Accrued interest payable and other liabilities                              2,541                 1,915
                                                                           -----------             ---------
     Total liabilities                                                         270,041               258,622
                                                                           -----------             ---------

     Commitments and contingent liabilities

     Shareholders' equity:
     Common stock, $.008 par value; 12,500,000 shares
          Authorized; 2,100,221 issued
          and  2,030,754  outstanding in both 2000 and  1999.                       17                    17
     Additional paid-in-capital                                                 21,271                21,271
     Accumulated profit (deficit)                                               (1,889)               (3,221)
     Treasury stock, at cost  (69,467 shares in  both 2000                        (537)                 (537)
     Unrealized loss on securities available-for-sale, net of taxes             (1,877)               (2,662)
                                                                           -----------             ---------
     Total shareholders' equity
                                                                                16,985                14,868
                                                                           -----------             ---------
     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                            $   287,026             $ 273,490
                                                                           ===========             =========



          See accompanying notes to consolidated financial statements.


                       PROFESSIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
          (Dollars in thousands, except per share data)
                                                           ------------  ------------  ------------  -------------
                                                                2000          1999          2000           1999
                                                           ------------  ------------  ------------  -------------
          INTEREST INCOME
          Loans                                          $       2,741   $     3,433    $    9,306     $    9,511
          Securities                                             1,016         1,032         3,029          3,411
          Federal funds sold and securities purchased
               under agreements to resell                          954           316         2,123            562

          Interest-bearing deposits in other financial              11            20            27             56
          institutions
                                                         -------------  ------------  ------------- -------------
          TOTAL INTEREST INCOME                                  4,722         4,801        14,485         13,540
                                                         -------------  ------------  ------------- -------------

          INTEREST EXPENSE
          Deposits                                                 798           859         2,643          2,320
          Convertible notes                                         12             5            37             34
          Federal funds purchased and securities
               sold under agreements to repurchase                   -             -             -            109
                                                         -------------  ------------  ------------- -------------
          TOTAL INTEREST EXPENSE                                   810           864         2,680          2,463
                                                         -------------  ------------  ------------- -------------
          NET INTEREST INCOME                                    3,912         3,937        11,805         11,077
          Provision for loan losses                              2,804         4,426         4,547          5,598
                                                         -------------  ------------  ------------- -------------
          NET INTEREST INCOME (LOSS) AFTER PROVISION
             FOR LOAN LOSSES                                     1,108         (489)         7,258          5,479
                                                         -------------  ------------  ------------- -------------

          OTHER OPERATING INCOME
          Net gain (loss) on sale of securities                      -             -             -             40
          available-for-sale
          Merchant discount                                         67            81           210            221
          Mortgage brokering fees                                    2            12            11             75
          Service charges on deposits                              267           230           749            687
          Life insurance benefits                                3,714             -         3,714              -
          Other income                                             400           135           692            399
                                                         -------------  ------------  ------------- -------------
          TOTAL OTHER OPERATING INCOME                           4,450           458         5,376          1,422
                                                         -------------  ------------  ------------- -------------

          OTHER OPERATING EXPENSES
          Salaries and employee benefits                         1,828         1,668         5,619          5,159
          Occupancy                                                373           399         1,106          1,137
          Furniture and equipment                                  178           196           549            620
          Meetings and business development                          9            46            39            167
          Donations                                                  9            26            44            116
          Other promotion                                           51            54           172            197
          Legal fees                                               269           392           696            710
          Audit, accounting and examinations                       111            49           267            222
          Professional services                                    175           335           731            977
          Strategic planning and other consulting                  258            18           297             41
          Office supplies                                           77            61           208            188
          Telephone                                                 50            92           242            215
          Postage                                                   37            39           106            108
          Messenger service                                         34            22            79             36
          FDIC assessment                                          163            21           222             34
          Other assessments                                         14            43            98            134
          Other expense                                            555           121           827            419
                                                         -------------  ------------  ------------- -------------
          TOTAL OTHER OPERATING EXPENSES                         4,191         3,582        11,302         10,480
                                                         -------------  ------------  ------------- -------------
          Earnings before taxes                                  1,367        (3,613)        1,332         (3,579)
          Provision (benefit) for income taxes                       -        (1,250)            -         (1,292)
                                                         -------------  ------------  ------------- -------------
          NET EARNINGS (LOSS)                            $       1,367  $     (2,363) $      1,332 $       (2,287)
                                                         =============  ============  ============= =============

          EARNINGS (LOSS)  PER SHARE
              Basic                                      $        0.67 $      (1.17) $        0.66 $       (1.14)
              Diluted                                    $         (a) $         (a) $         (a) $          (a)


          (a) Effect is anti-dilutive


           See accompanying notes to consolidated financial statements

                    PROFESSIONAL BANCORP, INC. AND SUBSIDAIRY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                                         Three Months Ended                 Nine Months Ended
                                                           September  30,                     September 30,
                                                   -------------- -- --------------    ------------- --- -------------
                                                         2000              1999              2000              1999
                                                   --------------    --------------    -------------     -------------

(Dollars in thousands)
Net earnings (loss)                             $          1,367  $        (2,363)  $         1,332   $       (2,287)
                                                   --------------    --------------    -------------     -------------

Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising
       During the period                                     642              222               785             (825)
   Reclassification adjustment                                 -                -                 -               19
                                                   --------------    --------------    -------------     -------------
   Other comprehensive income                                642              222               785             (806)

                                                   --------------    --------------    -------------     -------------

Comprehensive income (Loss)                     $          2,009  $        (2,141)  $         2,117   $       (3,093)
                                                ================  ===============   ===============   ==============



          See accompanying notes to consolidated financial statements.


                    PROFESSIONAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                   NINE MONTH PERIOD ENDING SEPTEMBER 30, 2000




                                                                               RETAINED                ACCUMULATED
                                                                ADDITIONAL     EARNINGS                   OTHER
                                           COMMON STOCK           PAID-IN    (ACCUMULATED   TREASURY  COMPREHENSIVE
(Dollars in thousands)                  SHARES       AMOUNT       CAPITAL      DEFICIT)      STOCK    INCOME (LOSS)      TOTAL
                                        ------       ------       -------      --------      -----    -------------      -----
Balance, December 31, 1999            2,030,754     $    17     $   21,271  $  (3,221)    $   (537)    $  (2,662)    $   14,868


Conversion of Notes                                                               -             -              -              -
Cash Dividends                                -           -             -                       -              -              -
Change in net unrealized holding
loss on securities
available-for-sale                            -           -                                                  785            785
Net earnings (loss)                           -           -             -       1,332                                     1,332
                                     -----------------------------------------------------------------------------------------------
Balance, September 30, 2000           2,030,754     $    17     $   21,271  $  (1,889)    $   (537)     $ (1,877)    $   16,985
                                     ===============================================================================================


                   NINE MONTH PERIOD ENDING SEPTEMBER 30, 1999



                                                                               RETAINED                ACCUMULATED
                                                                ADDITIONAL     EARNINGS                   OTHER
                                           COMMON STOCK           PAID-IN    (ACCUMULATED   TREASURY  COMPREHENSIVE
(Dollars in thousands)                  SHARES       AMOUNT       CAPITAL      DEFICIT)      STOCK    INCOME (LOSS)      TOTAL
                                        ------       ------       -------      --------      -----    -------------      -----
Balance, December 31, 1998            1,996,344    $     17     $  20,874    $  5,239       $ (537)         (271)     $  25,322



Conversion of Notes                      28,977           -           334          -             -             -            334
Cash Dividends                                -           -            -        (101)                                      (101)
Change in net unrealized holding
loss
    on securities
available-for-sale                            -           -                                                 (806)          (806)
Net earnings (loss)                           -           -            -      (2,287)                                    (2,287)
                                     -----------------------------------------------------------------------------------------------
Balance, September 30, 1999           2,025,321    $     17    $   21,208   $   2,851         (537)   $   (1,077)     $  22,462
                                     ===============================================================================================



          See accompanying notes to consolidated financial statements.


                                    PROFESSIONAL BANCORP, INC. AND SUBSIDAIRY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


  (UNAUDITED)  (DOLLARS IN THOUSANDS)                                              NINE MONTHS ENDED SEPTEMBER 30,

                                                                                       2000               1999
                                                                                       -----              ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                            $           1,332   $       (2,287)
     Adjustments to reconcile net earnings to net
      Cash provided by operating activities:

       Depreciation and amortization                                                       340               443
       Provision for loan losses                                                         4,547             5,598
       (Gain) loss on sales of securities available-for-sale                                 -              (40)
       Amortization of convertible note expense                                              9                13
       Increase in deferred tax asset                                                        -           (1,034)
       Decrease (increase) in accrued interest receivable and other assets             (2,286)                94
       Increase (decrease) in accrued interest payable and other liabilities               619             (892)
       Net amortization of premiums and discounts
          On securities held-to-maturity                                                   111               174
       Net amortization of premiums and discounts
          On securities available-for-sale                                                  81               184
                                                                               ----------------  ----------------
          Net cash provided by operating activities                                      4,753             2,253
                                                                               ----------------  ----------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from:
      Maturities of securities held-to-maturity                                              -               250
      Maturities of securities available-for-sale                                        1,305                 -
      Sales of securities available-for-sale                                                 -            27,187
    Principal payments and maturities of:
      Mortgage-backed securities held-to-maturity                                        2,968             4,225
      Mortgage-backed securities available-for-sale                                      2,689             6,772
    Purchases of securities available-for-sale                                         (5,870)           (2,426)
    Net (increase) decrease in loans                                                    41,429          (32,820)
    Purchase of bank premises and equipment, net                                          (88)             (316)
                                                                               ----------------  ----------------
    Net cash provided by investing activities                                           42,433             2,872
                                                                               ----------------  ----------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in demand deposits and savings accounts                     32,421             6,537
    Net increase (decrease) in time deposits                                          (21,629)             7,356
    Cash dividends                                                                           -             (100)
                                                                               ----------------  ----------------
  Net cash provided by (used in) in financing activities                                10,792            13,793
                                                                               ----------------  ----------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  57,978            18,918
                                                                               ----------------  ----------------
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        43,419            31,965
                                                                               ----------------  ----------------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $         101,397 $          50,883
                                                                             ================= =================
  Supplemental disclosure of cash flow information Cash paid during the period for:
       Interest                                                              $           2,600 $           2,474
       Income taxes                                                          $               - $           1,120
  Supplemental disclosure of noncash items:
   Pretax change in unrealized losses on securities available for sale       $             785 $           1,902
  securities
       Conversion of notes                                                   $              -  $             334



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

         The financial position at September 30, 2000, and the results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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

RECLASSIFICATION
         Certain amounts in the accompanying financial statements have been classified to conform with the 2000 presentation of the item.

NOTE 2 - EARNINGS PER SHARE

         The actual number of shares outstanding at September 30, 2000 was 2,030,754. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.




                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                     ---------------------------------- ---------------------------------
                                                               2000             1999             2000             1999
(Dollars in thousands, except per share data)
Net Income (Loss)
   used in basic earnings per share computation      $          1,367  $       (2,363)  $         1,332  $        (2,287)
Adjustments to net income per
   assumed effect of dilutive securities:
   Interest on convertible notes, net of tax effect                 7                -               22                 -
                                                        --------------     ------------    -------------      ------------
Adjusted earnings used in diluted earnings per
   share computation                                 $          1,374  $       (2,363)  $         1,354  $        (2,287)
                                                        --------------     ------------    -------------      ------------

Weighted average number of shares
   outstanding for computation basic earnings
   per share                                                2,030,754        2,017,718        2,030,754         2,013,389
Effect of dilutive securities:
   Options and warrants                                           (a)              (a)              (a)               (a)
   Convertible notes                                              (a)              (a)              (a)               (a)
                                                        --------------     ------------    -------------      ------------
Weighted average number of shares                           2,030,754        2,017,718        2,030,754         2,013,389
   outstanding for calculation of diluted
   earnings per share

Basic earnings per share                             $           0.67  $        (1.17)  $          0.66  $         (1.14)

Diluted earnings per share                           $            (b)  $           (a)  $           (b)  $            (a)



(a) Effect is anti-dilutive.

(a) Effect is anti-dilutive due to the strike price of outstanding stock options and warrants being higher than the average market price for the period.

NOTE 3 - MERGER ACTIVITY

         The Company announced on August 7, 2000 that it had signed a definitive agreement to merge with First Community Bancorp ("FCB"). Under the terms of the agreement, shareholders of Professional Bancorp will receive either $8.00 in cash or 0.55 shares of FCB common stock (within a range of FCB stock prices) for each share of Professional common stock. Professional shareholders will have the option to choose either cash or stock consideration. In the event that more than 50% of Professional shareholders choose common stock or cash, the consideration will be prorated to the Professional shareholders so that half the shares will receive cash and half will receive FCB common stock. The transaction is expected to close in the first quarter of 2001. Both companies have completed their due diligence.

         As of September 30, 2000, the Company had recorded charges of $256,000 related primarily to legal and accounting expense for the merger.

         On August 10, 2000, First Community Bancorp filed a Registration Statement on Form S-4 to register the securities to be exchanged for the Company's stock pursuant to the terms of the merger agreement. The Form S-4 also contains a proxy statement for a special meeting of the Company's shareholders to be held on December 12, 2000, at which shareholders will be asked to approve the merger agreement and related matters.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

         On July 1, 2000 the Financial Accounting Standards Board issued Financial Interpretation No. 44 which clarifies certain definitions, criteria and accounting treatment of stock based compensation (which is addressed by Standard No.123 of the Financial Accounting Standards Board and Opinion No. 25 of the Accounting Principles Board).

         On September 28, 2000, the Financial Accounting Standards Board issued Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The new Statement replaces Statement 125 issued in June 1996 as to certain securitizations of financial assets.

         During 1998, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. During 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133 and Amendment to SFAS 133", which amends certain provisions of SFAS 133 and extends the initial effective date.

         These standards require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, and unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

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

         In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." Under SFAS 134, after the securitization of a mortgage loan held for sale, retained mortgage-backed securities shall be classified in accordance with the provisions of Statement 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and enterprises may reclassify mortgage-backed securities and other beneficial interests retained after the scuritization of mortgage loans held for sale from the trading category, except for those with sales commitments in place when the Statement is initially applied. The adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.

         During 1999, the FASB issued SFAS No. 135, Rescission of SFAS No. 75 and Technical Corrections, SFAS No. 136, "Transfer of Assets to a
Not-For-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." Management does not believe either of these statements will have a significant impact on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Professional Bancorp, Inc. (the "Company") is the holding company for First Professional Bank, N.A. (the "Bank"). Since the Bank constitutes substantially all the business of the Company, references to the Company in this
Item 2 reflect the consolidated activities of the Company and the Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements in this report and in the Company's 1999 Annual Report on Form 10K. Certain statements in this report constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality, year 2000 data systems compliance, and government regulations. For additional information concerning these factors, see "Item 1. Business - Factors That May Affect Results" contained in the Company's Annual Report on Form 10K for the year ended December 31, 1999.


MERGER

         The Company announced on August 7, 2000 that it had signed a definitive agreement to merge with First Community Bancorp ("FCB"). Under the terms of the agreement, shareholders of Professional Bancorp will receive either $8.00 in cash or 0.55 shares of FCB common stock (within a range of FCB stock prices) for each share of Professional common stock. Professional shareholders will have the option to choose either cash or stock consideration. In the event that more than 50% of Professional shareholders choose common stock or cash, the consideration will be prorated to the Professional shareholders so that half the shares will receive cash and half will receive FCB common stock. The transaction is expected to close in the first quarter of 2001. Both companies have completed their due diligence.

         The completion of the merger is contingent upon the satisfaction of several conditions, including 1) approval of the merger agreement by the shareholders of Professional Bancorp; 2) receipt of all necessary governmental consents and approvals; 3) satisfaction by Professional Bancorp of certain capitalization and asset quality requirements, and 4) satisfaction of other conditions customary for a merger of this type.

         The merger agreement requires that Professional Bancorp remain capitalized so that the sum of its common stock (excluding option shares issued after the date of the merger agreement), additional paid-in capital, accumulated deficit and treasury stock is not less than the sum of $17,250,000 and an amount equal to $200,000 times the number of months elapsed between April 1, 2000 and the day the merger is completed (for purposes of this provision only, allocations to the loan loss reserves, expenses related to the discontinuance of First Professional's data processing operation and certain charges related to the merger transaction, such as legal and accounting fees, broker and consultant fees, and severance payments are not treated as expenses or charges against monthly earnings). As of September 30, 2000, Professional Bancorp met this requirement.

         The merger agreement also requires that Professional Bancorp meet a test of asset quality so that the total of (i) the product of Watch loans and 1.4%; (ii) the product of Special Mention loans and 5%; (iii) the product of Substandard loans and 15%; (iv) the product of Doubtful loans and 50%; and (v) Loss loans (in each instance of (i) through (v) the loan classification will be determined by mutual Agreement or by a mutually agreed upon third party); and
(vi) net charge-offs since May 31, 2000 shall not be greater than $19,000,000. As of September 30, 2000, Professional Bancorp met this requirement.


RESULTS OF OPERATIONS

         The Company recorded a net gain of $1.4 million, or $.67 per basic share, for the third quarter of 2000, compared to a net loss of $2.4 million, or $(1.14) per basic share for the third quarter of 1999. The net gain for the first nine months of 2000 was $1.4 million, or $.66 per basic share compared to a net loss of $2.3 million, or $(1.14) per basic share for the same period in 1999. The increase in earnings resulted primarily from the net effect of a lower provision for loan losses, life insurance benefits recognized upon the death of a former executive, increase in net interest income, a one-time charge for outsourcing data processing and expenses related to merger activities. The Company had total assets of $287.0 million at September 30, 2000, compared to $270.0 million at September 30, 1999.

         Return on average shareholders' equity for the third quarter and first nine months of 2000 were 8.76% and 8.78%, respectively, compared to (37.04%) and (11.92%) for the third quarter and first nine months of 1999, respectively. Additionally, return on average assets for the third quarter and first nine months of 2000 was 0.48% and 0.46%, respectively, compared to (3.48%) and (1.17%) for the third quarter and first nine months of 1999, respectively.

          Total cash and cash equivalents increased $58.0 million, or 133.6%, to $101.4 million from $43.4 million at December 31, 1999. This increase was primarily due to a reduction of the Bank's loan portfolio and an increase in deposits.

         Total investment securities decreased $500,000, or 7.8% to $63.2 million at September 30, 2000 compared to $63.7 million at December 31, 1999.

         Gross loans decreased $46.5 million, or 28.6%, to $116.1 million at September 30, 2000 compared to $162.6 million at December 31, 1999. Commercial loans decreased $36.8 million, or 29.6%, to $87.6 million from $124.4 million at December 31, 1999. Real estate secured loans decreased $5.6 million, or 20.4%, to $21.9 million at September 30, 2000 compared to $27.5 million at December 31, 1999. These decreases were the result of loans being paid off in full, including a single cash secured loan of $12.8 million, instead of being renewed, as part of management's efforts to reduce the concentration and risk of large loans. Concurrently, management has been adjusting its underwriting to address industry concentration risk. Both of these efforts contributed to the decrease in loans.

         At September 30, 2000, non-performing loans totaled $12.5 million, or 10.8%, of gross loans compared with $8.4 million or 5.2% of gross loans at December 31, 1999. The allowance for loan losses as a percent of nonperforming loans was 43.7% at September 30, 2000 compared to 69.8% at December 31, 1999.

         Total deposits increased $10.8 million, or 4.2%, to $266.8 million at September 30, 2000 from $256.0 million at December 31, 1999. Non-interest-bearing demand deposit increased $10.3 million or 9.4% to $119.8 million at September 30, 2000 from $109.6 million at December 31, 1999. Time deposits decreased $21.7 million, or 47.5% to $24.0 million at September 30, 2000 from $45.7 million at December 31, 1999. The decrease in time deposits was primarily due to the use of a $12.8 million time deposit to pay off a loan in April, 2000.

         Other operating expense increased $609,000, or 17.0%, to $4.2 million for the third quarter of 2000 compared to $3.6 million for the same period in 1999. The increase was due primarily to $256,000 of merger-related expenses and a one-time charge of $400,000 for outsourcing the information systems.

NET INTEREST INCOME

         The Company's earnings depend primarily on net interest income, which is the difference between the interest and fees earned on loans and investments less the interest paid on deposits, borrowings and convertible notes. For the quarter ended September 30, 2000, net interest income was $3.9 million, which was the same amount for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, net interest income increased 6.6% to $11.8 million from $11.1 million for the same period in 1999. The increase in net interest income for the third quarter of 2000 as compared to the same period in 1999 is primarily the result of a $20.0 million, or 8.8%, increase in average interest earning assets.

         Net interest income, when expressed as a percentage of average total interest earning assets, is referred to as the net interest margin. The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on deposits and other borrowed funds. The net interest margin for the third quarter and the first nine months of 2000 were 6.32% and 6.31%, respectively, compared to 6.52% and 6.40% for the third quarter and first nine months of 1999, respectively.

         Average yield on interest earning assets decreased 32 basis points to 7.63% for the three months ended September 30, 2000 from 7.95% for the same period in 1999. While overall market interest rates generally were higher in 2000 than 1999, the level of non-accrual loans during the third quarter of 2000 reduced the yield. Average cost on interest bearing liabilities decreased 14 basis points to 2.36% for the three months ended September 30, 2000 from 2.50% for the same period in 1999. Average noninterest-bearing demand deposits for the third quarter of 2000 increased $10.9 million, or 10.5%, to $114.9 million from $104.0 million for the same period in 1999. Average yield on interest-earning assets decreased nine basis points to 7.74% for the nine months ended September 30, 2000 from 7.83% for the same period in 1999. Again, the level of non-accrual loans during the first half of 2000 reduced the yield. Average cost on interest bearing liabilities decreased two basis points to 2.46% for the nine months ended September 30, 2000 from 2.48% for the same period in 1999. Average noninterest-bearing demand deposits for the first nine months of 2000 increased $14.5 million, or 14.5%, to $114.5 million from $100.0 million for the same period in 1999.

         Average federal funds sold increased $33.3 million, or 136.5%, to $57.7 million for the three months ended September 30, 2000 from $24.4 million for the same period in 1999. Consistent with the overall increase in market interest rates, the average yield on federal funds increased 143 basis points to 6.56% for the third quarter of 2000 from 5.13% for the same period in 1999. The result was an increase in interest on federal funds sold of $639,000 to $955,000 for the third quarter of 2000 compared to $316,000 for the same period in 1999. Average federal funds sold increased $29.6 million, or 196.0%, to $44.7 million for the nine months ended September 30, 2000 from $15.1 million for the same period in 1999. The average yield on federal funds increased 138 basis points to 6.35% for the first nine months of 2000 from 4.97% for the same period in 1999. The result was an increase in interest on federal funds sold of $1.6 million to $2.1 million for the first nine months of 2000 compared to $562,000 for the same period in 1999. The increased volume was primarily due to the decrease in the Bank's gross loan portfolio and the increase in deposits.

         Average total investment securities decreased $4.5 million, or 6.6%, to $63.2 million for the three months ended September 30, 2000 from $67.7 million during the same period in 1999. The average yield on securities increased 33 basis points to 6.38% for the third quarter of 2000 from 6.05% for the same period in 1999. The net result was a decrease in interest on securities of $16,000 to $1.0 million for the third quarter of 2000. Average total investment securities decreased $14.2 million, or 18.4%, to $63.0 million for the nine months ended September 30, 2000 from $77.2 million during the same period in 1999. The average yield on securities increased 51 basis points to 6.42% for the nine months ending September 30, 2000 from 5.91% for the same period in 1999. The net result was a decrease in interest on securities of $382,000 to $3.0 million for the nine months ended September 30, 2000 compared to $3.4 million for the same period in 1999.

         Average loans decreased $22.6 million, or 15.4%, to $124.1 million for the three months ended September 30, 2000 compared to $146.7 million during the same period in 1999. The yield on loans decreased 52 basis points to 8.76% for the third quarter of 2000 from 9.28% for the same period in 1999. The decline in yield was primarily due to the increase in non-accrual loans and was partially offset by the rise in interest rates. The net result was a decrease in interest on loans of $659,000 to $2.8 million for the third quarter of 2000 compared to $3.4 million for the same period in 1999. Average loans increased $3.8 million, or 2.8%, to $141.7 million for the nine months ended September 30, 2000 compared to $137.8 million during the same period in 1999. The yield on loans decreased 46 basis points to 8.77% for the first nine months ended September 30, 2000 from 9.23% for the same period in 1999. The net result was a decrease in interest on loans of $172,000 to $9.3 million for the first nine months of 2000 compared to $9.5 million for the same period in 1999.

         Average interest-bearing liabilities decreased $1.3 million, or 0.9%, to $136.0 million for the three months ended September 30, 2000 compared to $137.3 million during the same period in 1999. The cost of interest-bearing liabilities decreased 14 basis points to 2.36% for the third quarter of 2000 compared to 2.50% for the third quarter of 1999. The decrease was due primarily to the change in deposit composition from higher costing time certificate of deposits to savings and money market deposits. Average interest-bearing liabilities increased $12.7 million, or 9.6%, to $145.3 million for the nine months ended September 30, 2000 compared to $132.6 million during the same period in 1999. The cost of interest-bearing liabilities decreased two basis points to 2.46% for the nine months ended September 30, 2000 compared to 2.48% during the same period in 1999.

          Average convertible notes decreased $149,000, or 18.0%, to $679,000 for the three months ended September 30, 2000 from $828,000 during the same period in 1999. Average convertible notes decreased $209,000, or 23.5%, to $679,000 for the nine months ended September 30, 2000 from $888,000 during the same period in 1999. Decreases in convertible notes are a result of conversions to Company common stock in 1999.

         .
The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three months ended September 30, 2000 and 1999.



                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                 2000                                  1999
                                                                 ----                                  ----
                                             ----------------------------------------    ---------------------------------------
                                               AVERAGE     YIELD/                          AVERAGE    YIELD/
(Dollars in thousands)                         BALANCE      RATE           INTEREST        BALANCE     RATE           INTEREST
                                               -------      ----           --------        -------     ----           --------

Assets
Interest-earning assets:
   Securities                              $       63,174      6.38  %   $     1,016   $       67,673    6.05   %   $     1,032
   Loans(1)                                       124,064      8.76            2,740          146,698    9.28
                                                                                                                      3,433
   Federal funds sold                              57,743      6.56              955           24,424    5.13               316
   Interest-earning deposits - banks                  521      8.15               11              642   12.39                20
                                             -------------                 ----------    -------------                ----------
        Total interest-earning assets             245,502      7.63            4,722          239,437    7.95             4,801

                                                                           ----------                                 ----------
Deferred loan fees                                   (150)                                       (224)
Allowance for loan losses                          (7,378)                                     (2,365)
Noninterest-earning assets:
   Cash and due from banks                         22,420                                      24,371
   Premises and equipment                             978                                       1,349
   Other assets                                     7,275                                       6,580
                                             -------------                               -------------
        Total assets                       $      268,647                                $    269,148
                                           ==============                                ============

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits        $       16,058      0.70  %   $        28   $       14,007    0.71   %   $        25
   Savings and money market deposits               94,067      2.12              504           86,590    2.07               452
   Time deposits under $100,000                     6,971      4.06               71            8,324    4.14                87
   Time deposits of $100,000 and over              18,240      4.23              195           27,564    4.24               295
   Convertible notes                                  679      7.06               12              828    2.39                 5
   Repurchase agreements                                -         -                -                -       -
                                             -------------                 ----------    -------------                ----------
        Total interest-bearing                    136,015      2.36              810          137,313    2.50               864
                   liabilities                                             ----------                                 ----------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits            114,916                                     104,018
   Other liabilities                                2,115                                       2,506
   Shareholders' equity                            15,601                                      25,311
                                             -------------                               -------------
        Total liabilities and              $      268,647                                $    269,148
          shareholders' equity                    =======                                     =======


Interest income as a percentage of
average
   Earning assets                                              7.63  %                                   7.95   %
Interest expense as a percentage of
average
   Interest-bearing liabilities                                2.36                                      2.50
Net interest margin and income                                 6.32      $    3,912                      6.52             3,937
                                                                         ==========                                       =====

Net interest spread                                            5.27                                      5.45

(1) Nonaccrual loans are included in average balances and rate calculations.

The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the nine months ended September 30, 2000 and 1999.



                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                               2000                                      1999


                                             ----------------------------------------    ---------------------------------------

                                               AVERAGE     YIELD/                          AVERAGE    YIELD/
(Dollars in thousands)                         BALANCE      RATE           INTEREST        BALANCE     RATE           INTEREST
                                               -------      ----           --------        -------     ----           --------

Assets
Interest-earning assets:
   Securities                              $       63,015      6.42  %   $     3,029   $       77,204    5.91   %  $      3,411
   Loans(1)                                       141,690      8.77            9,306          137,843    9.23             9,511
   Federal funds sold                              44,681      6.35            2,123           15,111    4.97               562
   Interest-earning deposits - banks                  509      7.08               27            1,117    6.71                56
                                             -------------                ----------     -------------               -----------
        Total interest-earning assets             249,895      7.74           14,485          231,275    7.83            13,540
                                                                          -----------                                -----------
Deferred loan fees                                   (172)                                       (216)
Allowance for loan losses                          (6,816)                                     (2,182)
Noninterest-earning assets:
   Cash and due from banks                         24,767                                      24,318
   Premises and equipment                           1,061                                       1,397
   Other assets                                     8,229                                       6,133
                                           ---------------                              --------------
        Total assets                       $      276,964                               $     260,725
                                           ==============                               =============

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits        $       15,450      0.70  %   $        81   $       13,801    0.73   %  $         75
   Savings and money market deposits               94,501      2.07            1,462           82,255    1.96             1,206
  Time deposits under $100,000                      7,290      4.04              220            8,603    4.21               271
  Time deposits of $100,000 and over               27,347      4.30              880           24,151    4.24               767
   Convertible notes                                  679      7.31               37              888    5.23                35
   Repurchase agreements                                -                          -            2,896    5.02               109
                                             -------------                 ----------    -------------               -----------
        Total interest-bearing                    145,267      2.46            2,680          132,594    2.48             2,463
         liabilities                                                       ----------                                -----------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits            114,521                                     100,047
   Other liabilities                                2,009                                       2,410
   Shareholders' equity                            15,167                                      25,674
                                             -------------                               -------------
        Total liabilities and              $      276,964                                     260,725
          shareholders' equity               =============                               =============


Interest income as a percentage of
average
   Earning assets                                              7.74  %                                   7.83   %
Interest expense as a percentage of
average
   Interest-bearing liabilities                                2.46                                      2.48
Net interest margin and income                                 6.31      $    11,805                     6.40      $     11,077
                                                                              ======                                     ======

Net interest spread                                            5.28                                      5.35


(1)  Nonaccrual loans are included in average balances and rate calculations.

         The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 2000 and 1999. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts.

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30, 2000 AND 1999     SEPTEMBER 30, 2000 AND 1999

                                          ----------------------------- ----------------------------------
(Dollars in thousands)                    VOLUME     RATE     TOTAL          VOLUME   RATE       TOTAL
                                          ------     ----     -----          ------   ----       -----

Increase (decrease) in interest income:
     Securities                            $ (71)   $  57    $ (14)       $  (665)   $ 280    $  (385)
     Loans                                  (507)    (175)    (682)           261     (476)      (215)

     Federal funds sold                      530      110      640          1,368      193      1,561
     Interest-bearing deposits - banks        (3)      (6)      (9)           (32)       3        (29)
                                           -----    -----    -----        -------    -----    -------
                                           $ (51)   $ (14)   $ (65)       $   932    $--      $   932
                                           -----    -----    -----        -------    -----    -------

Increase (decrease) in interest expense:
     Interest-bearing demand deposits      $   3    $--      $   3        $     9    $  (3)   $     6
     Savings and money market deposits        40       13       53            187       68        255

    Time deposits under $100,000             (14)      (2)     (16)           (40)     (11)       (51)
    Time deposits of $100,000 and over       (99)    --        (99)           103        9        112
     Convertible notes                        (1)       8        7            (10)      12          2
     Repurchase agreements                  --       --       --              (54)     (55)      (109)
                                           -----    -----    -----        -------    -----    -------
                                             (71)      19      (52)           195       20        215
                                           -----    -----    -----        -------    -----    -------
Increase (decrease) in net interest        $  20    $ (33)   $ (13)           737      (20)       717
                                           =====    =====    =====        =======    =====    =======



PROVISION FOR LOAN LOSSES

         The provision for loan losses is determined by management based upon the Company's loan loss experience, the performance of loans in the Company's portfolio, the quality of loans in the Company's portfolio, evaluation of collateral for such loans, the economic conditions affecting collectibility of loans, the prospects and financial condition of the respective borrowers or guarantors and such other factors which, in management's judgment, deserve recognition in the estimation of probable loan losses. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses.

         The Company recorded provisions for loan losses of $2.8 million and $4.4 million for the three month period ended September 30, 2000 and 1999, respectively. The Company recorded provisions for loan losses of $4.5 million and $5.6 million for the nine months ended September 30, 2000 and 1999, respectively. The additions to the provision for loan losses in 2000 were primarily due to the increase in non-performing loans and the significant deterioration of four large relationships in the third quarter. Net charge-offs (recoveries) to average outstanding loans for the nine months ending September 30, 2000 and 1999 were 3.5% and 1.15%, respectively. See also "Allowance for Loan Losses" below.

OTHER OPERATING INCOME


         During the third quarter of 2000, the Company recorded $3.7 million of income based upon $6.2 million in gross proceeds from several life insurance policies paid upon the death of a former executive, net of $2.3 million of cash surrender value and other charges. However, the estate of the executive and a trust established by the executive for the benefit of certain of his family members have asserted claims for benefits to which they allege the executive was entitled. The Bank also anticipates that the executive's estate and another party may make certain additional claims with respect to a salary continuation agreement between the executive and the Bank. Although the Bank believes it has numerous meritorious defenses to these claims, the Bank may ultimately be required to apply a portion of the insurance proceeds to any adverse judgment with respect to such claims if the claims result in litigation, or to any settlement with respect to such claims (which are currently undeterminable and inestimable).


         For the three months ended September 30, 2000, other operating income totaled $736,000 compared to $458,000 for the same period in 1999. During the third quarter of 2000, a gain on the sale of other repossessed assets of $259,000 was recognized.


         For the first nine months of 2000, excluding the life insurance benefits of $3.7 million and the sale of repossessed assets of $259,000, other operating income totaled $1.4 million, which was the same amount for the same period in 1999.


 .
OTHER OPERATING EXPENSE

         Other operating expenses for the three months ending September 30, 2000 totaled $4.2 million compared to $3.6 million for the same period in 1999. The increase was primarily due to a one-time $400,000 charge related to the outsourcing of data processing and $256,000 of strategic planning expenses related to merger activity.

         Other operating expenses increased $422,000 to $11.3 million for the first nine months of 2000 from $10.5 million for the same period in 1999. Salaries and other employee benefits increased approximately $460,000 to $5.6 million for the first nine months of 2000 from $5.2 million for the same period in 1999. The increase primarily relates to an increase in salaries and increased group health insurance expenses. Strategic planning expense includes $256,000 in merger related activity for the first nine months as compared to $42,000 during the same period in 1999. Other expense includes a one-time $400,000 charge related to the outsourcing of data processing. Other fluctuations include the decrease in professional services which were offset partially by the increase in FDIC assessments.

INCOME TAXES

         For the three and nine months ended September 30, 2000, no provision for income tax was recorded due to the Company's net operating loss carryforwards that are available. For the three and nine months ended September 30, 1999, the Company recorded a tax benefit of $1.2 million and $1.3 million, respectively.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

         The Company reported total investment securities of $63.2 million at September 30, 2000. This represented a decrease of $500,000, or 0.8%, from $63.7 million at December 31, 1999.

         Securities available-for-sale increased $2.6 million, or 5.8%, to $47.7 million at September 30, 2000 compared to $45.1 million at December 31, 1999. The unrealized loss on securities held-for-sale decreased $785,000, or 29.5%, to $1.9 million as of September 30, 2000 compared to $2.7 million at December 31, 1999. The following table sets forth the amortized cost and fair value of securities available-for-sale as of September 30, 2000 and December 31, 1999.

                                                                       SEPTEMBER 30, 2000

                                                 -----------------------------------------------------------------

                                                                      GROSS            GROSS
                                                   AMORTIZED       UNREALIZED       UNREALIZED          FAIR
(Dollars in thousands)                                COST            GAIN             LOSS            VALUE
----------------------                                ----            ----             ----            -----

U.S. Government agency and
   Mortgage-backed securities                           42,047      $         7   $        1,609 $         40,445
Small Business Administration securities                    601              10                -              611
Municipal securities                                      2,550               -              100            2,450
Collateralized mortgage obligations                       4,344               -              185            4,159
                                                 --------------     -----------   --------------      -----------

        Total                                    $       49,542     $        17   $        1,894      $    47,665
                                                 ==============     ===========   ==============      ===========




                                                                        DECEMBER 31, 1999

                                                 -----------------------------------------------------------------

                                                                      GROSS            GROSS
                                                   AMORTIZED       UNREALIZED       UNREALIZED          FAIR
(Dollars in thousands)                                COST            GAIN             LOSS            VALUE

U.S. Government agency and
   Mortgage-backed securities                     $     37,393   $      -         $     1,924  $        35,469

Small Business Administration securities                   647          -                  16              631
Municipal securities                                     2,551          -                 173            2,378
Collateralized mortgage obligations                      7,157          -                 549            6,608
                                                        ------   ---------        -----------        ---------
        Total                                     $     47,748   $      -         $     2,662      $    45,086
                                                       =======   =========        ===========        =========



         During the three months ended September 30, 2000, no securities available-for-sale were sold and $2.5 million of securities were purchased and classified as available for sale.

         Securities held-to-maturity decreased $3.0 million, or 16.1%, to $15.6 million at September 30, 2000, from $18.6 million at December 31, 1999. The amortized cost and fair value of securities held-to-maturity as of September 30, 2000, and December 31, 1999 are as follows:



                                                                        SEPTEMBER 30, 2000
                                                 -----------------------------------------------------------------
                                                                      GROSS            GROSS
                                                   AMORTIZED       UNREALIZED       UNREALIZED          FAIR
(Dollars in thousands)                                COST            GAIN             LOSS            VALUE
                                                      ----            ----             ----            -----

FRB Stock                                      $            405      $        -      $         -    $         405
U.S. Government securities                                3,022               6                6            3,022
U.S. Government agency securities                         1,425               -               25            1,400
U.S. Government agency                                        -               -                -                -
   mortgage-backed securities                            10,708               2              133           10,577
                                                         ------               -              ---           ------
        Total                                  $         15,560      $        8      $       164    $      15,404
                                               ================      ==========      ===========    =============



                                                                        DECEMBER 31, 1999
                                                 -----------------------------------------------------------------
                                                                      GROSS            GROSS
                                                   AMORTIZED       UNREALIZED       UNREALIZED          FAIR
(Dollars in thousands)                                COST            GAIN             LOSS            VALUE
                                                      ----            ----             ----            -----

FRB Stock                                      $          439      $       -     $         -    $         439
U.S. Government securities                              3,032
                                                                          10              25            3,017
U.S. Government agency securities                                                         31
                                                        1,750              -                            1,719
U.S. Government agency                                      -              -               -                -
   mortgage-backed securities                          13,418                            253           13,165
                                                       -------     ------------         ----          -------
        Total                                  $       18,639      $      10     $       309    $      18,340
                                               ==============      =========     ===========    =============

LOANS

         The following table sets forth the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.


                                                   SEPTEMBER 30, 2000          DECEMBER 31, 1999
                                                   -------------------         -------------------
         (Dollars in thousands)                AMOUNT     % OF TOTAL          AMOUNT    % OF TOTAL
                                               ------     ----------          ------    ----------

         Commercial                        $      87,646        75.49 %     $  124,403     76.52  %

         Real estate secured                      21,926        18.89           27,538     16.94
                                                  ------        -----                      -----

                                                 109,572        94.38          151,941     93.46
         Equity lines of credit                    2,953         2.54            4,330      2.66
         Other lines of credit                     1,579         1.36            4,689      2.88
         Installment                               1,992         1.72            1,608      1.00
                                                   -----         ----             -----     ----
         Gross loans                             116,096       100.00 %        162,568    100.00  %

         Less:
              Allowance for loan losses          (5,458)                        (5,873)
              Deferred loan fees, net              (130)                          (211)
                                             ------------                   ------------
         Net loans                         $     110,508                  $     156,484
                                             ============                   ============


         Gross loans outstanding decreased by $46.5 million, or 28.6%, to $116.1 million at September 30, 2000 compared to $162.6 at December 31, 1999. A substantial portion of the decrease was due to the pay off of a single $12.8 million cash secured loan. In addition, $8 million in loan payoffs from five borrowers were received at the Company's request. The request for payoffs were made as part of the Company's effort to reduce its concentration in large loans.


         Commercial loans consist primarily of short to medium term financing for small to medium sized health care-related companies and professionals located in Southern California. The commercial loans are primarily concentrated in the same sectors of the medical community from which the Company's deposit base is drawn and consists of medical practitioners, small group practices, large single-specialty groups, multi-specialty medical groups and other outpatient health care service companies. Approximately 75% and 77% of gross loans at September 30, 2000 and December 31, 1999, respectively, were commercial loans which were unsecured or collateralized by various business and personal property assets, including equipment and accounts receivable, contracts, and the proceeds thereof, including capitation payments. As a matter of policy, the Company's commercial loan borrowers are required to submit financial statements and other financial data (for example, accounts receivable agings and enrollment summaries) on a periodic basis, in conformity with loan policies and procedures and regulatory guidelines, to loan officers for their review in monitoring the financial position and cash flow trends of borrowers. Under this policy, management generally gives a higher level of attention to borrowers failing to submit the required financial information. Senior lending officers review delinquency reports, overdrafts, borrowers' payment histories and periodic financial data to monitor creditworthiness and identify potential problem loans.

         In accordance with management's credit administration and regulatory policy, loans are placed on nonaccrual status when the collection of principal or interest is questionable. Generally, this means that loans are placed on nonaccrual status when interest is 90 days or more past due, unless the loan is well secured and in the process of collection or in the process of renewal.

LARGE LOANS

         As of September 30, 2000, the Company had 26 client relationships where the total amount of loans outstanding and available credit from loan commitments exceeded $2.0 million for any single borrower/relationship. As of September 30, 2000, the Company had $52.6 million in loans outstanding, representing 45.3% of gross loans and $17.3 million of credit available to these relationships. As of September 30, 2000, two relationships had $5.5 million in loans outstanding that were on non-accrual status. In addition to the 26 client relationships discussed above, there were two other large loan relationships with approximately $3.9 million charged-off during the year and $1.9 million on non-accrual status as of September 30, 2000.

         As of September 30, 2000, there was one client relationship, with loans outstanding totaling $3.3 million, that had loan amounts outstanding and available loan commitments that were in excess of the Company's current legal lending limit and were therefore considered non-conforming as defined in 12USC84. Regulations prohibit the further extension of credit of any kind to these borrowers. The aggregate loans of these borrowers are "grandfathered" until any of the borrower's credit facilities mature at which time the Company must make every effort to bring the loans into conformity with the reduced lending limits unless to do so would be inconsistent with safe and sound banking practices. In connection with management's effort to reduce the concentration in large loans, $8.0 million of these loans were paid off at the Bank's request during 2000.

         As of December 31, 1999, the Company had $83.9 million in loans outstanding, representing 51.6% of gross loans, and $21.5 million in credit available to 35 relationships each of which exceeded $2.0 million. At the end of 1999, two relationships totaling $5.2 million in loans outstanding had $3.3 million which were on non-accrual status.

      As of December 31, 1999, there were four client relationships, with loans outstanding totaling $14.9 million, that had loan amounts outstanding and available loan commitments that were in excess of the current legal lending limit and were therefore considered non-conforming as defined in 12USC84. Regulations prohibit the further extension of credit of any kind to these borrowers. The aggregate loans of these borrowers are "grandfathered" until any of the borrower's credit facilities mature at which time the Bank must make every effort to bring the loans into conformity with the reduced lending limits unless to do so would be inconsistent with safe and sound banking practices.

         Management is and has been focusing its efforts on reducing the concentration and risk of large loans. These efforts may include selling an entire loan, selling a portion of a loan to other lending institutions and restructuring loans when appropriate. Additionally, the management adopted a house limit, which is lower than the legal lending limit, for evaluating any future lending commitments.

DELINQUENCIES

         Loans 30-89 days past due decreased $2.0 million, or 36.4%, to $3.5 million as of September 30, 2000 from $5.5 million at December 31, 1999. Approximately $500,000 of this decrease resulted from a single loan that was paid in full and $1.5 million of loans that were put on non-accrual status.

         Loans over 90 days past due and still accruing decreased $2.5 million, or 86.2%, to $437,000 for September 30, 2000 from $2.9 million at December 31, 1999. The decrease was comprised of $1.8 million of loans that were put on non-accrual status and one loan in the amount of $655,000 that was paid in full.

         The following table sets forth information about nonperforming assets (which include nonaccrual loans, other real estate owned and other repossessed assets), accruing loans 90 days or more past due, and certain ratios.



                                                                   SEPTEMBER 30,      DECEMBER 31,
       (Dollars in thousands)                                          2000              1999
                                                                       ----              ----
       Nonperforming loans                                        $      12,481      $       8,412

       Other repossessed assets
                                                                           -                     -
            Total nonperforming assets                            $      12,481      $       8,412
                                                                  =============      =============

       Accruing loans 90 days or more past due                    $         437      $       2,891
                                                                  =============      =============


       Allowance for loan losses as a percent of nonperforming
       loans                                                              43.73 %           69.82 %

       Nonperforming loans to gross loans(1)                              10.75 %            5.17 %
       Nonperforming assets(1)
            to gross loans                                                10.75 %            5.17 %
            to gross loans, OREO and repossessed assets                   10.75 %            5.17 %
            to total assets                                                4.35 %            3.08 %

(1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.


         Nonperforming assets increased to $12.5 million at September 30, 2000 from $8.4 million at December 31, 1999. This increase was primarily due to nine borrowers with loans totaling $11.1 million being placed on nonaccrual status partially offset by $4.6 million of these loans that were charged-off during the nine months ended September 30, 2000.


         The $437,000 of loans over 90 days or more past due and still accruing as of September 30, 2000 were all in the process of being collected, renewed, paid off or the credit quality was not impaired. Of the $2.9 million in loans over 90 days or more past due and still accruing as of December 31, 1999, loans totaling $1.8 million were placed on non-accrual status and one loan in the amount of $655,000 was paid in full during the nine months ended September 30, 2000.


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

         This program is consistent with the methodologies in Banking Circular
201. Among other things, consideration is given to historical and current trends in past due loans, charged-off loans, nonaccruals, the nature and mix of the loan portfolio, and local, regional, industry, and national economic trends in determining loan loss adequacy. Finally, credit administration, corresponding loan polices and procedures, and timely problem loan identification are integral to the sound determination of the allowance for loan losses. Based on information available at September 30, 2000, management believes a $5.5 million allowance for loan losses, which constitutes 4.9% of gross loans, is adequate as an allowance against probable and estimable losses.

         While the Company's policy is to charge-off in the current period those loans for which a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans. In addition, various regulatory agencies, as an integral part of their examination process, review the Company's allowance for loan losses. Such agencies may require the Company to record additions or deletions to the allowance based on their assessment of information available to them at the time of their examination.

         The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity during the nine months ended September 30, 2000, and 1999:



                                                                         NINE MONTHS ENDED
                                                                         -----------------

                                                                 SEPTEMBER 30,       SEPTEMBER 30,
   (dollars in thousands)                                             2000                1999
                                                                      ----                ----

   Balance at beginning of period                            $            5,873    $          2,200
   Provision for loan losses                                              4,547               5,598
                                                                ----------------   -----------------
                                                                         10,420               7,798
                                                                ----------------   -----------------
   Loans charged-off                                                      5,433               1,690
   Recoveries on loans previously charged-off                             (471)               (105)
                                                                ----------------   -----------------
      Net charge-off (recoveries)                                         4,962               1,585
                                                                                                 --
                                                                ----------------   -----------------
   Balance at end of period                                  $            5,458     $         6,213
                                                             ==================     ===============

   Gross loans outstanding at end of period                  $          110,508 $           149,170
   Average gross loans outstanding during period                        141,690             137,675
   Net charge-offs (recoveries) to average loans outstanding               3.50  %             1.15 %
   Allowance for loan losses:
        to gross loans                                                     4.94 %              4.17 %
        to nonperforming loans(1)                                         43.73 %            143.65 %
        to nonperforming assets(1)                                        43.73 %            135.15 %


   (1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.


         The allowance for losses on loans was $5.5 million at September 30, 2000 compared to $6.2 million at September 30, 1999.

         Loans charged-off for the nine months ended September 30, 2000 increased to $5.4 million compared to $1.7 million for the same period in 1999. The increase was primarily due to four large loan relationships totaling $4.6 million that were charged-off in the third quarter of 2000. Loans charged-off during the first nine months of 1999 included a single loan of $1.5 million.

         Recoveries for the nine months ended September 30, 2000 increased to $471,000, compared to $105,000 for the same period in 1999. The increase was primarily due to the recovery on one loan totaling $210,000.

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

         The Company had $12.7 million in impaired loans as of September 30, 2000. The carrying value of impaired loans for which there is a related allowance for loan losses was $5.7 million, with the amount of specific allowance for loan losses allocated to these loans of $1.9 million. There was $7.0 million in impaired loans for which there were general allowances allocated consistent with the Company's allowance for loan loss methodology. The average recorded investment in impaired loans during the third quarter of 2000 was approximately $14.2 million and there was no income recorded utilizing either the cash basis or accrual basis method of accounting. Impaired loans at September 30, 2000 included $12.5 million of nonaccrual loans.

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

DEPOSITS

         Total deposits at September 30, 2000 were $266.8 million, an increase of $10.8 million, or 4.2%, from $256.0 million at December 31, 1999. The Company attracts deposits primarily from individuals and businesses related to the health care services industry, as well as other professionals and professional services firms. The Company has no brokered deposits and the Company's practice is to not purchase brokered deposits.

         The following table sets forth the amount of deposits by category and the percentage of each category to total deposits as of September 30, 2000 and December 31, 1999:



                                                    SEPTEMBER 30, 2000                     DECEMBER 31, 1999
 (Dollars in thousands)                             AMOUNT      % OF TOTAL                 AMOUNT      % OF TOTAL
                                                    ------      ----------                 ------      ----------

Demand, noninterest-bearing                $         119,816        44.90  %       $        109,561        42.79  %
Demand, interest-bearing                              14,244         5.34                                   6.26
                                                                                             16,033
Savings deposits                                      16,048         6.01                                   4.92
                                                                                             12,606
Money market deposits                                 92,690        34.74                                  28.19
                                                                                             72,177
Time deposits under $100,000                           6,972         2.61                     7,222         2.82

Time deposits of $100,000 and over                    17,051         6.40                    38,429        15.02
                                                      ------         ----                    -------       -----
                                           $         266,821       100.00  %       $        256,028       100.00 %
                                                     =======       ======                  ========       ======


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

         The Federal Reserve Bank, as the Company's primary regulator, has similarly established minimum leverage ratio guidelines for bank holding companies. These guidelines also provide for a minimum Tier 1 leverage ratio of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a minimum Tier 1 capital leverage ratio of 3.0% plus an additional cushion of 100 to 200 basis points.


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

         The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of September 30, 2000.


                                                                                                        TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                       FOR CAPITAL                  PROMPT CORRECTIVE
                                         ACTUAL                     ADEQUACY PURPOSES               ACTION PROVISIONS
                                -------------------------       --------------------------    --------------------------------
(Dollars in thousands)             AMOUNT        RATIO              AMOUNT       RATIO              AMOUNT       RATIO
                                   ------        -----              ------       -----              ------       -----
COMPANY
Leverage (1)                  $     16,304        6.13  %   $       10,635       4.00  %     $    13,294         5.00  %
Tier 1 Risk-Based                   16,304       10.50  %            6,209       4.00  %           9,313         6.00  %
Total Risk-Based                    18,967       12.22  %           12,417       8.00  %          15,522        10.00  %

BANK
Leverage                            15,417        5.84  %           10,566       4.00  %          13,208         5.00  %
Tier 1 Risk-Based                   15,417       10.00  %            6,166       4.00  %           9,249         6.00  %
Total Risk-Based                    17,387       11.28  %           12,333       8.00  %          15,416        10.00  %


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

         In early November, the Board hired Gene Gaines as Chief Executive Officer of the Bank. Effective February 1, 2000, Mr. Gaines was also appointed as the full time President and Chairman of the Board of the Bank and the Chairman of the Board and the Chief Executive Officer of the Company. Following that hiring, current management and the Boards of the Company and the Bank implemented significant changes to the policies and organization of the Bank and the Company. In early December 1999, the Bank established a loan workout department and hired a senior vice president to review, develop and implement loan workout policies. In April, 2000, the Bank hired a full time Senior Lending Officer.

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

         In addition, the Bank has prepared additional organizational and policy revisions, and revised and expanded the Bank's loan portfolio management program. The Bank also developed and implemented a three-year strategic plan as well as profit and capital plans.

         The Formal Agreement requires the Bank to achieve, by September 30, 2000, and to maintain, (i) a Tier 1 capital leverage ratio equal to at least 5%,
(ii) Tier 1 capital to risk weighted assets ratio equal to at least 6%, and
(iii) a total capital to risk weighted assets of at least 10%. The Bank met and exceeded these requirements as of September 30, 2000.

          The following table sets forth the actual and required capital ratios for the Bank as of September 30, 2000:



                                                               REQUIRED BY THE
                                                                   FORMAL                       EXCESS
                                       ACTUAL                     AGREEMENT                  (DEFICIENCY)
                             ------------ ---------         ----------- ----------      ------------ ----------
(Dollars in                     AMOUNT        RATIO            AMOUNT      RATIO           AMOUNT       RATIO
thousands)
                             ------------ ---------         ----------- ----------      ------------ ----------
Tier 1 Leverage           $       15,417       5.84      $       13,208      5.00     $       2,209        0.84 %
Tier 1 Risk Based                 15,417      10.00               9,249      6.00             6,168        4.00
Total Risk Based                  17,387      11.28              15,416     10.00             1,971        1.28


         As of September 30, 2000, the Bank met the "well-capitalized" criteria. Capital requirements of the federal banking regulators, however, could limit the Company's future growth if the Company were to rely solely on the retention of earnings to generate additional capital or rapid growth.

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

         Pursuant to the MOU, the Company is required to: obtain prior approval before declaring or paying any dividends, increasing any borrowings or incurring any debt, repurchasing any of its stock, engaging in new lending activities, engaging in any new line of business, appointing a new director, or hiring or promoting any new senior executive officer; submit an acceptable capital plan to improve and maintain required capital levels and submit an acceptable plan to enhance the Board's supervision of operations and management of the consolidated organization, including the policies and procedures related to credit administration. The agreement also establishes a schedule for compliance and requires additional regulatory reporting by the Company.

          On May 29, 1998, the Company gave notice of its call for partial redemption of $2,625,000 principal amount of the Professional Bancorp, Inc., 8.50% Convertible Subordinated Reset Notes due March 1, 2004. As a result of this call, approximately $2,552,000 of the notes converted to 200,955 shares of common stock and $73,000 in notes were redeemed by the June 30, 1998 redemption date. For the nine months ended September 30, 2000, no notes were converted into shares of common stock. The principal balance of notes outstanding at September 30, 2000 was $679,000.

          LIQUIDITY

          The Bank's primary sources of liquidity are federal funds sold to other banks and the investment securities portfolio. For the three months ended September 30, 2000, federal funds sold averaged $57.7 million, compared to $24.4 million for the same period in 1999. In addition, securities in the available-for-sale portfolio can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. Securities held-to-maturity are available for liquidity needs primarily as collateral for reverse repurchase agreements. The fair value of securities available-for-sale and securities held-to-maturity at September 30, 2000, were $47.7 million and $15.4 million, respectively.

          The Bank sells securities under agreements to repurchase. Securities sold under repurchase agreements are recorded as short-term obligations. During the nine months ended September 30, 2000, there were no securities sold under agreements to repurchase.

          Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed its net earnings, as defined, for that year combined with its retained net earnings for the proceeding two years. The Company's primary source of liquidity is dividends from the Bank. Dividends by the Bank to the Company are subject to regulatory restrictions. At September 30, 2000, the Company had cash of $101.4 million. Under applicable law, the Bank cannot currently, and for the next several years will probably not be able to, pay dividends to the Company without the prior approval of the OCC. No assurance can be given that the OCC will permit the payment of dividends and the refusal to do so may require the Company to look to other sources of liquidity such as borrowings or the issuance of various types of securities


          YEAR 2000


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

         Management successfully developed and implemented a Year 2000 Preparedness Plan. There is no known impact on the Company related to the Year 2000 issue. The Company will continue to monitor and test systems for each new century date milestone.

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



                                                                                                   THERE                    FAIR
                                       2000        2001        2002        2003        2004        AFTER       TOTAL        VALUE
                                       ----        ----        ----        ----        ----        -----       -----        -----
                                                                                    (DOLLARS IN THOUSANDS)
 ASSETS (1)
 SECURITIES
   U.S. government securities
           Fixed                   $            $   1,007  $        -   $   2,016  $       -   $        -  $    3,023   $    3,022
                                     -
               Weighted average             -        6.81  %        -        5.89  %       -            -        6.20   %
 interest rate
   U.S. government agency and
     mortgage-backed securities
           Fixed                            -           -       1,361       4,626        185       35,318      41,490       39,990
               Weighted average             -           -        7.18   %    6.91  %    7.01   %     6.44  %     6.52   %
 interest rate
           Variable                         -           -           -           -          -       12,688      12,688       12,432
               Weighted average             -           -           -           -          -         6.47  %     6.47   %
 interest rate
 Municipal securities
            Fixed                           -           -           -           -          -        2,550       2,550        2,450
               Weighted average             -           -           -           -          -         4.27  %     4.27   %
 interest rate
   Small Business Administration
 securities
           Variable                         -           -           -           -          -          601         601          611
               Weighted average             -           -           -           -          -         6.48  %     6.48   %
 interest rate
   Collateralized mortgage
 securities
           Fixed                            -           -           -           -          -        4,346       4,346        4,159
               Weighted average             -           -           -           -          -         6.54  %     6.54   %
 interest rate
   Federal Reserve Bank Stock
           Fixed                            -           -           -           -          -          405         405          405
               Weighted average             -           -           -           -          -         6.08  %     6.08   %
 interest rate

 LOANS
           Fixed                        4,909       2,680       4,382       1,450      8,896        4,360      26,677       26,263
       Weighted average
         interest rate                   8.21   %    7.20  %     8.10   %    8.32  %    8.16   %     8.49  %     8.13   %
       Variable                        28,575      19,973       7,907       8,703     15,955        8,307      89,420       89,420
         Weighted average
           interest rate                10.19   %   10.47  %    10.58   %   10.66  %   10.70   %    10.49  %    10.45   %



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




                                                                                                 THERE                    FAIR
                                         2000        2001       2002       2003       2004       AFTER       TOTAL        VALUE
                                         ----        ----       ----       ----       ----       -----       -----        -----
                                                                        (DOLLARS IN THOUSANDS)
 LIABILITIES (1)

 DEPOSITS
   Noninterest-bearing transaction      119,815  $        -   $      -   $      -   $      -   $      -  $   119,815  $  119,815
accounts
               Weighted average            0.00  %        -          -          -          -          -         0.00  %
interest rate
   Interest-bearing transaction          14,244           -          -          -          -          -       14,244      14,244
accounts
               Weighted average            0.73  %        -          -          -          -          -         0.73  %
interest rate
   Savings and money market accounts    108,738           -          -          -          -          -      108,738     108,738
               Weighted average            2.14  %        -          -          -          -          -         2.14  %
interest rate
   Certificates of deposit and
other time deposits
              Fixed                      18,744       5,265         14          -          -          -       24,023      24,117
              Weighted average             4.18 %      4.51       4.40          -          -          -         4.25  %        %
interest rate

 CONVERTIBLE NOTES                            -           -          -          -        679          -          679         679
               Weighted average               -           -          -          -       8.09 %        -         8.09  %
interest rate

 OFF-BALANCE SHEET ASSETS                     -           -          -          -          -          -            -           -
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

                           PART II - OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

None.

ITEM 5.    OTHER INFORMATION
----------------------------

     On August 10, 2000, First Community Bancorp filed a Registration Statement on Form S-4 to register the securities to be exchanged for the Company's stock pursuant to the terms of the merger agreement. The Form S-4 also contains a proxy statement for a special meeting of the Company's shareholders to be held on December 12, 2000, at which shareholders will be asked to approve the merger agreement and related matters.

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

      10.24* Key Employee Incentive Agreement between the Bank and Nancy Ferretti-Foster dated December 21, 1999 (filed as Exhibit
                  10.24 in the Company's 1999 10-K Report and incorporated herein by this reference).

      10.25* Key Employee Incentive Agreement between the Bank and Sharon Schmidt dated December 21, 1999 (filed as Exhibit 10.25 in the Company's 1999 10-K Report and incorporated herein by this reference).

      10.26* Employee agreement dated December 1, 1999 between Robert Dyck and the Bank (filed as Exhibit 10.26 in the Company's June 30, 2000 10-Q Report and incorporated herein by this reference).

      10.27* Employee agreement dated March 6, 2000 between Athar Khan and the Bank (filed as Exhibit 10.27 in the Company's June 30, 2000 10-Q Report and incorporated herein by this reference).

      10.28* Employee agreement dated April 4, 2000 between Patti Derry and the Bank (filed as Exhibit 10.28 in the Company's June 30, 2000 10-Q Report and incorporated herein by this reference).

      10.29* Employee agreement dated May 11, 2000 between Jae Souverielle and the Bank (filed as Exhibit 10.29 in the Company's June 30, 2000 10-Q Report and incorporated herein by this reference).

      21 Subsidiaries of the Registrant (filed as Exhibit 21 in the Company's 1986 10-K Report and incorporated herein by this reference).

      23.1 Consent of Moss Adams LLP (filed as Exhibit 23.1 in the Company's 1999 10-K Report and incorporated herein by this reference).

      23.2 Consent of KPMG LLP (filed as Exhibit 23.2 in the Company's 1999 10-K Report and incorporated herein by this reference)

      23.3        Memorandum of Understanding between Professional Bancorp, Inc.
                  and The Federal Reserve Bank of San Francisco (filed as
                  Exhibit 23.3 in the Company's June 30, 2000 10-Q Report and incorporated herein by this reference)


      27          Financial Data Schedule

*Identified as a management contract or compensatory agreement.

(b)  REPORTS ON FORM 8-K

     A Form 8-K was filed on August 11, 2000 announcing the excecution of a definitive merger agreement between Professional Bancorp and First Community Bancorp.





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



                                    PROFESSIONAL BANCORP, INC.
                                    --------------------------
                                    (Registrant)



Date:    November 14, 2000          /S/GENE F. GAINES
                                    ---------------------
                                    Gene F. Gaines
                                    Chief Executive Officer and President


Date:    November 14, 2000          /S/ LARRY PATAPOFF
                                    ---------------------
                                    Larry Patapoff
                                    Chief Financial Officer